Form 10-Q
period 2010-11-12
Subprime Advantage, Inc.
filed 2010-11-15
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-164850

SUBPRIME ADVANTAGE, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1550482
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 West Broadway, Suite A-323, San Diego, California	92101
(Address of principal executive offices)	(Zip Code)

(530) 871-1484
(Registrant’s telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group
Emerald Plaza
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-0556

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No 
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No 

The number of shares of Common Stock, $0.001 par value, outstanding on November 1, 2010 was 1,158,000 shares.

SUBPRIME ADVANTAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$ 44,169	$ 6,000
Total current assets	44,169	6,000

Software, net	1,099	-

Deposit	1,000	-

Total assets	$ 46,268	$ 6,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 14,407	$ 1,363
Accrued interest payable - related party	125	-
Total current liabilities	14,532	1,363

Long term liabilities:
Notes payable - related party	9,000	-
Total long term liabilities	9,000	-

Total liabilities	23,532	1,363

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,158,000 and 658,000 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	1,158	658
Additional paid-in capital	71,642	20,342
Deficit accumulated during development stage	(50,064)	(16,363)
Total stockholders' equity	22,736	4,637

Total liabilities and stockholders' equity	$ 46,268	$ 6,000

See Accompanying Notes to Financial Statements.

SUBPRIME ADVANTAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the	For the	Inception
	three months	nine months	(December 17, 2009)
	ended	ended	to
	September 30,	September 30,	September 30,
	2010	2010	2010

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	1,360	2,253	2,416
Executive compensation	1,200	3,800	3,800
Professional fees	16,581	27,523	43,723
Total operating expenses	19,141	33,576	49,939

Other expenses:
Interest expense - related party	(113)	(125)	(125)
Total other expenses	(113)	(125)	(125)

Net loss	$ (19,254)	$ (33,701)	$ (50,064)

Weighted average number of common shares	734,087	683,641
outstanding - basic

Net loss per share - basic	$ (0.03)	$ (0.05)
See Accompanying Notes to Financial Statements.

SUBPRIME ADVANTAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

		Inception
	For the	(December 17, 2009)
	nine months ended	to
	September 30,	September 30,
	2010	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (33,701)	$ (50,064)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	15,000
Donated executive compensation	1,800	1,800
Changes in operating assets and liabilities:
Increase in accounts payable	13,044	14,407
Increase in accrued interest payable - related party	125	125

Net cash used in operating activities	(18,732)	(18,732)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase software	(1,099)	(1,099)
Deposit	(1,000)	(1,000)

Net cash used in investing activities	(2,099)	(2,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	50,000	56,000
Proceeds from notes payable - related party	9,000	9,000

Net cash provided by financing activities	59,000	65,000

NET CHANGE IN CASH	38,169	44,169

CASH AT BEGINNING OF YEAR	6,000	-

CASH AT END OF YEAR	$ 44,169	$ 44,169

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-cash activities:
Number of shares issued for services	-	58,000

See Accompanying Notes to Financial Statements.

SUBPRIME ADVANTAGE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company’s S-1 registration statement and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505-10. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-10.

SUBPRIME ADVANTAGE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Fixed Assets
Property and equipment are recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Computer software                                           1 year

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as of September 30, 2010.

SUBPRIME ADVANTAGE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial instruments
The carrying value of cash, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Recent pronouncements
In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

SUBPRIME ADVANTAGE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 17, 2009) through the period ended September 30, 2010 of ($50,064). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – DEPOSIT

On April 1, 2010, the Company entered into a real estate installment contract and purchased property at a value less than the existing mortgage balance.  The Company agreed to purchase the property at $50,000 and paid $1,000 to the sellers as a down payment, the remaining balance of $49,000 is due to the sellers within 12 months from the date of the contract.  The Company is willing to assume $49,000 of the mortgage obligation or pay off the mortgage obligation at a discount of $49,000 (short sale). If the lender is unwilling to agree to the terms of the short sale, then the Company will have the option to retain title to the property subject to the existing mortgage balance of $168,000 or re-convey the property back to the sellers or their assignees.  As of September 30, 2010, the short sale has not been approved and the Company is still in negotiations with the lender.

SUBPRIME ADVANTAGE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at September 30, 2010:
September 30, 2010
Note payable to an officer, director and shareholder, unsecured, 6% interest, due June 2013	$ 3,000
Note payable to an officer, director and shareholder, unsecured, 6% interest, due July 2013	5,000
Note payable to an officer, director and shareholder, unsecured, 6% interest, due September 2013	1,000

$ 9,000

Interest expense for the nine months ended September 30, 2010 and 2009 was $125 and $0, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

During the nine months ended September 30, 2010, an officer, director and shareholder of the Company donated services to the Company valued at $1,800.

During the nine months ended September 30, 2010, the Company issued 500,000 shares of its $0.001 par value common stock for cash of $50,000.  The Company had offering costs totaling $9,300 of which $272 was recorded to general and administrative expenses and $9,028 was recorded to professional fees.

During the nine months ended September 30, 2010, there have been no other issuances of common stock.

NOTE 6 – WARRANTS AND OPTIONS

As of September 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

SUBPRIME ADVANTAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010, the Company paid $2,000 to an officer, director and shareholder of the Company which was recorded as executive compensation.  Additionally, the officer, director and shareholder of the Company donated services to the Company valued at $1,800.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, among other things, statements regarding:

o	our ability to diversify our operations;

o	our ability to implement our business plan of providing information to owners of distressed properties facing foreclosure and potential investors together;

o	our ability to attract key personnel;

o	our ability to operate profitably;

o	our ability to efficiently and effectively finance our operations, and/or purchase orders;

o	inability to achieve future sales levels or other operating results;

o	inability to raise additional financing for working capital;

o	inability to efficiently manage our operations;

o	the inability of management to effectively implement our strategies and business plans;

o	the unavailability of funds for capital expenditures and/or general working capital;

o
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o	deterioration in general or regional economic conditions;

o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Subprime”, “the Company”, and similar terms refer to Subprime Advantage, Inc. unless otherwise expressly stated or the context otherwise requires.

Business Development

Subprime Advantage, Inc. is a development stage company incorporated in the State of Nevada in December of 2009. We were formed to provide information to owners of distressed properties on the brink of foreclosure, as well as bring potential investors and sellers together in an informative, logical situation. In addition, the process of acquiring information on distressed properties, or properties with subprime mortgages, or other types of investment opportunities, we may locate properties which may be acquisition candidates for us.  In December of 2009 we have not commenced our planned principal operations, and have no significant assets.

Since our inception on December 17, 2009 through September 30, 2010, we have not generated any revenues and have incurred a net loss of $50,064. Since December of 2009, our only business activity was the formation of our corporate entity, the development of our business model, and the acquisition of our first subprime real estate property. We anticipate the commencement of generating revenues from our website (www.subprimeadvantage) in the next twelve months, of which we can provide no assurance.

On November 5, 2010 we received notice from FINRA and our initial market maker that we were assigned the symbol SBPV to initiate trading on the Over-the-Counter Bulletin Board (OTC:BB).

How We Plan To Generate Revenue

First and foremost sellers of distressed, short-sale or foreclosed properties will be able to list their home on a bi-weekly basis for a minimal fee.  We intend for there to be an option at which, the subscriber will be able to upgrade their listing with enhanced options for additional fees.  Realtors who specialize in REO properties will have the capability to have a basic listing for a nominal monthly fee.  For additional fees, enhanced listing services will also be available to realtors.

Our Strategy is to derive most of our revenues from fees we receive from our advertisers, in addition to revenues generated from the sale of properties we may acquire, and through rental income received from investment properties.  We plan to recognize as revenue the fees charged advertisers each time a user clicks on one of the text-based ads that will appear next to the search results on our website. In addition, we have signed up with Google AdSense and are allowing Google to display ads on our webpage on a “pay-per-click” basis.

What Factors Do We Believe Will Influence The Success Of Our Advertising Programs

·	Our minimum fee per click – Undetermined at this time

·	The total number of advertisers

·	The rate at which people click on advertisements

·	The relevance, objectivity and quality of our search results

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has generated minimal revenues from operations.  As shown on the accompanying financial statements, the Company has incurred a net loss of $50,064 for the period from inception (December 17, 2009) to September 30, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

Results of Operations

Revenues

In this period ended September 30, 2010, we did not generate any revenues. Since our inception on December 17, 2009 through September 30, 2010, we did not generate any revenues. Furthermore, we anticipate that the current economic recession and foreclosure freeze may have a material adverse affect on our continuing operations.

Expenses

Operating expenses totaled $19,141 during the three months ended September 30, 2010 and $33,576 during the nine months ended September 30, 2010.  Operating expenses consisted of general and administrative, executive compensation and professional fees in the three and nine months ended September 30, 2010.

Professional fees totaled $16,581 from the three months ended September 30, 2010 and $27,523 during the nine months ended September 30, 2010.  During the three months ended September 30, 2010, the legal fees increased by $7,920 as compared to the three month period ended June 30, 2010 due to SEC reporting requirements.  During the three months ended September 30, 2010, the transfer agent fees increased by $2,798 as compared to the three month period ended June 30, 2010 due to initial setup and printing costs.

General and administrative expenses totaled $1,360 from the three months ended September 30, 2010 and $2,253 during the nine months ended September 30, 2010.  During the three months ended September 30, 2010, the dues and subscriptions increased by $166  and property taxes increased by $162 as compared to the three month period ended June 30, 2010 due to association dues and property taxes related to the real estate property.   During the three months ended September 30, 2010, the printing and reproductions costs increased by $272 as compared to the three month period ended June 30, 2010 due to photocopying costs.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2010 compared to December 31, 2009.

	September 30, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$44,169	$6,000	$38,169	636%

Current Liabilities	14,532	1,363	13,169	966%

Working Capital (deficit)	$29,637	$4,637	$25,000	539%

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock and by borrowings.  In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party notes payable. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

During the nine months ended September 30, 2010, the current assets increased by $38,169 when compared to December 31, 2009 due to the cash proceeds received through the issuance of common stock.  The Company received a total of $50,000 from investors from the offering.

During the nine months ended September 30, 2010, the current liabilities increased by $13,169 when compared to December 31, 2009 due to the delay in payments to vendors.  Approximately $13,486 of the balance in accounts payable is due to three vendors for accounting fees, edgar fees and legal fees.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.

Revenue Recognition

We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement or the fulfillment of subscription listing obligations. We enter into contracts to distribute sponsored listings and banner advertisement with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. Our indirect advertisers provide us with sponsored listings with bid prices (what their advertisers are willing to pay for each click-through on those listings). We recognize our portion of the bid price based upon the contractual agreement. Sponsored listings and banner advertisements are included as search results in response to keyword searches performed by consumers on our website. Revenue is recognized when earned based on click-through activity to the extent that collection is reasonably assured from credit worthy advertisers.

Recent Accounting Pronouncements

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Molly Country, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation and assessment, Mrs. Molly Country concluded that our disclosure controls and procedures are effective in timely alerting her to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.               Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A. Risk Factors

We are a development stage company organized in December 2009 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment.

We were incorporated in December of 2009 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $50,064 as of September, 2010, and (iii) we have incurred losses of $50,064 from our inception through the period ended September 30, 2010. We have been focused on organizational and start-up activities and business plan development. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

Our auditor’s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

Although we have commenced the development of an interactive website, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees which include skilled information technology experts.  Additionally, our auditor’s report reflects that the ability of Subprime Advantage, Inc., to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment. You should not invest in this offering unless you can afford to lose your entire investment.

We are significantly dependent on our officer and director, who has limited experience. The loss or unavailability to Subprime Advantage, Inc., of Ms. Country’s services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of Molly Country, our president. It would be difficult to replace Ms. Country at such an early stage of development of Subprime Advantage, Inc. The loss by or unavailability to Subprime Advantage, Inc., of Ms. Country’s services would have an adverse effect on our business, operations and prospects, in that our inability to replace Ms. Country could result in the loss of one’s investment. There can be no assurance that we would be able to locate or employ personnel to replace Ms. Country, should her services be discontinued. In the event that we are unable to locate or employ personnel to replace Ms. Country, then, in that event we would be required to cease pursuing our business opportunity, which would result in a loss of your investment.

Ms. Country has no experience in running a public company. The lack of experience in operating a public company could impact our return on investment, if any.

As a result of our reliance on Ms. Country, and her lack of experience in operating a public company, or experience in our industry or in certain aspects of the business we intend to create, our investors are at risk in losing their entire investment. Ms. Country intends to hire personnel in the future, when sufficiently capitalized, who would have the experience required to manage our company, such management is not anticipated until the occurrence of future financing. Since this offering will not sufficiently capitalize our company, future offerings will be necessary to satisfy capital needs. Until such a future offering occurs, and until such management is in place, we are reliant upon Ms. Country to make the appropriate management decisions.

Ms. Country is involved with other businesses and there can be no assurance that she will continue to provide services to us.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Ms. Country is currently involved in other businesses.

Ms. Country’s limited time devotion to Subprime Advantage, Inc., could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

Ms. Country may in the future be involved with additional businesses and there can be no assurance that she will continue to provide services to us. Ms. Country currently devotes only a portion of her time to our activities.

Since one stockholder, upon completion of the offering will beneficially own the majority of our outstanding common shares, this single stockholder will retain the ability to control our management and the outcome of corporate actions requiring stockholder approval notwithstanding the overall opposition of our other stockholders. This concentration of ownership could discourage or prevent a potential takeover of our company that might negatively impact the value of your common shares.

Ms. Country will own approximately 52% of our outstanding common shares after completion of the offering. As a consequence of her stock ownership position, Ms. Country will retain the ability to elect a majority of our board of directors, and thereby control our management. This individual will also initially have the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of ownership by this individual could discourage investments in our company, or prevent a potential takeover of our company which will have a negative impact on the value of our securities.

As a result of Ms. Country’s majority ownership of our outstanding common shares after this offering, Ms. Country will control our issuance of securities after the offering.

As a consequence of Ms. Country’s controlling stock ownership position, acting alone she will be able to authorize the issuance of securities that may dilute and otherwise adversely affect the rights of purchasers of stock in the offering. Additionally, she may authorize the issuance of these securities to anyone she wishes, including herself and her affiliates at prices significantly less than the offering price.

Upon completion of this offering there will be an immediate and substantial dilution to purchasers of our securities.

The public offering price of the Shares may be substantially higher than the net tangible book value of our Common Stock. Investors participating in this offering will incur immediate and substantial dilution in the per share net tangible book value of their investment from the initial public offering price of approximately $0.10 or 66% in the offering.

Because of competitive pressures from competitors with more resources, Subprime Advantage, Inc., may fail to implement its business model profitably.

The business of real estate is a very risky venture.  Even though we believe a strong business plan is in place, our plan may fail due to a continued decrease in market values, as well as the continued effects of the current recession.

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of your investment.

Due to our very recent start-up nature, we will have to incur the costs of website and information development. To fully implement our business plan we will require substantial additional funding. This offering, if successful, will only enable us to commence our initial website development, and will assist us in further developing our initial business operations, including the development of a web-based consulting and listing service, and will not be sufficient to allow us to expand our business meaningfully. Additionally, since the net offering proceeds have been earmarked for accounting, legal, and minimal working capital, we will not be capitalized sufficiently to hire or pay employees.

Following this offering we will need to raise additional funds to expand our operations. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

·	Deliver to the customer, and obtain a written receipt for, a disclosure document;
·	Disclose certain price information about the stock;

·	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
·	Send monthly statements to customers with market and price information about the penny stock; and

·	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Subprime Advantage, Inc.; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Subprime Advantage, Inc., are being made only in accordance with authorizations of management and directors of Subprime Advantage, Inc., and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Subprime Advantage’s assets that could have a material effect on the financial statements.

We have one individual performing the functions of all officers and directors. This individual caused the development of our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

We have entered into a real estate purchase contract which incurs a liability on the company.

Through an arm’s length transaction, we have entered into a real estate contract for a condominium in Las Vegas Nevada. We put $1,000 down, and are negotiating with the lender to reduce the mortgage amount from $168,000 to $49,000. If the lender agrees, we will be responsible for the monthly mortgage on $49,000 as well as monthly maintenance costs such as gas and electric, condo association fees and property taxes. We have been preapproved for a $49,000 loan from a private lender. The preapproval terms are as follows: $49,000 at 5.625% interest only, with a monthly payment of $282.07 and a balloon payment of $45,662 due at the end of 5 years. We intend to sell or refinance the property prior to the balloon due date; however, if in five years we are unable to make the balloon payment as a result of our not having sold the property or refinanced the property we may default on the loan and lose the investment property.  The rate is applicable to an investment property because the property for which Subprime has been preapproved on is an investment property.

The costs to maintain the acquired property may put undue burden upon our cash reserves if the property remains unoccupied.

Upon negotiating the reduced mortgage of $49,000, based upon an interest rate 5.625% which has been agreed upon through a privately funded loan agreement, our monthly payment will be $282.07.  If we are unsuccessful in securing a lease with a tenant and unable to obtain additional funding, we may be unable to pay the mortgage as well as other fees such as utilities and monthly association fees which may trigger a foreclosure and we may lose the property. We would lose our initial $1,000 payment as well as the cash reserves used to maintain the property.

We have received three loans from Molly Country which incurs liabilities on the company.

In response to three separate loans, we have signed three promissory notes, all payable to Molly Country for $3,000, $5,000 and $1,000 with 6% interest a year, for each note.  They are all payable in one lump sum.  The first note of $3,000 is due on or before June 7, 2013, with the second note of $5,000 will be due on or before July 13, 2013 and the third note of $1,000 will be due on or before September 1, 2013.  If at the time of re-payment we have insufficient funds, we will be in default and may seek to renegotiate the terms and may agree upon new notes with a higher or lower interest rate.  Upon default, we may incur, and will be liable for, legal fees associated with the cost of collection. The $3,000 has been designated to cover the payment of accounting and auditing fees.  The $5,000 has been designated to cover expenses associated with the property in Las Vegas.  The $1,000 has been utilized for general working capital.  Neither note has any effect on the use of proceeds from this offering.

The recent foreclosure freeze may likely have a material adverse impact on our business operations.

The recent “freeze” on home foreclosures will have a “cause and effect” relationship to the residential real estate market across the nation. The most damaging affects will be in the regions where prices increased the most in a period of economic growth prior to the “mortgage meltdown”. As a result, our current and future property listings will most likely face an adverse impact because the property is located in Las Vegas, Nevada. This area is categorized as one where home values increased exponentially before the mortgage meltdown; therefore, this property could potentially be negatively affected.

The recent foreclosure freeze may also worry homebuyers with respect to the legality and legitimacy of the foreclosure process used by banks and other mortgage lenders.

Worried homebuyers may be concerned that homes are being foreclosed based on faulty data, amid allegations that documentation process was commonly found to contain unverified or false information to expedite the process. Consequently, foreclosure sales may become further  depressed as prospective homebuyers opt for higher priced homes, due to concerns over the legitimacy of property titles and the right of home possession. This could potentially lead investors to take a more conservative investment approach, as former home owners and claimants will inevitably contest the legality of pending and previous completed foreclosures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

On December 17, 2009, the Company issued its sole officer of the Company 600,000 shares of its common stock for a total amount of $6,000 in exchange for the founding officer’s business plan, concept and website.

On December 17, 2009, the Company issued 58,000 shares of its common stock to its legal counsel in exchange for legal fees.

We believe the issuance of the above shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

Use of Proceeds

On February 11, 2010, we filed a Registration Statement with the Securities and Exchange Commission wherein we registered 500,000 shares of our common stock. Our Registration went effective on August 16, 2010, and as of September 17, 2010 we had completed our offering through the sale of 500,000 shares of our common stock, resulting in gross proceeds of $50,000.

The amount of expenses incurred in connection with the issuance and distribution of the securities is $9,300.

The net offering proceeds to the issuer after deducting the total expenses is $40,700.

Other than the expenses of the offering, which include $5,000 in legal fees, $300 in copying costs, $1,000 for SEC and state filing fees, $2,000 for audit fees and $1,000 for accounting fees, the net proceeds of the offering have not been utilized.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on December 17, 2009 through the period ended September 30, 2010.

Item 6.                       Exhibits.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUBPRIME ADVANTAGE, INC.
(Registrant)

By/S/ Molly Country
      Molly Country, Chief Executive Officer
      (On behalf of the registrant and as
       principal financial officer)

Date:  November 12, 2010