Form 10-K
period 2010-12-31
Subprime Advantage, Inc.
filed 2011-02-16
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-164850

SUBPRIME ADVANTAGE, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1550482
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 West Broadway, Suite A-323, San Diego, CA	92101
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (530) 871-1484

Copies of Communications to:
Stoecklein Law Group
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes X    No 

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) was $50,000 based on a share value of $0.10.

The number of shares of Common Stock, $0.001 par value, outstanding on February 15, 2011 was 1,158,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SUBPRIME ADVANTAGE, INC.
FOR THE YEAR ENDED
DECEMBER 31, 2010

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, among other things, statements regarding:

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1.                      BUSINESS

References in the following discussion and throughout this annual report to “we”, “our”, “us”, “Subprime”, “the Company”, and similar terms refer to the Registrant, Subprime Advantage, Inc. unless otherwise stated or the context otherwise requires.

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

Since our inception on December 17, 2009 through December 31, 2010, we have not generated any revenues and have incurred a net loss of $60,664. Since December of 2009, our only business activity was the formation of our corporate entity, the development of our business model, and the acquisition of our first subprime real estate property. However, due to complications with negotiations with the lender, we exercised our rights of rescission and terminated the contract. As a result of the slumped housing market, we have considered the prospect of acquiring subprime real estate with natural resources, such as oil and gas. Additionally, we anticipate the commencement of generating revenues from our website (www.subprimeadvantage.com) in the next twelve months, of which we can provide no assurance.

On November 5, 2010 we received notice from FINRA and our initial market maker that we were assigned the symbol SBPV to initiate trading on the Over-the-Counter Bulletin Board (OTC:BB). However, at this time, trading has yet to commence.

OUR BUSINESS

Business Development Summary

Subprime Advantage, Inc. is a development stage company incorporated in the State of Nevada in December of 2009. We were formed to engage in the business of providing information to the general public on subprime disadvantaged properties through the advertising media of the internet.  In addition to our website, we have begun to take advantage of real estate investment opportunities, including the purchase and rental of properties affected by downturn in the real estate market. We have launched our initial site which is designed to become a source of information for distressed homeowners. During our initial month of formation we concentrated our energies on analyzing the viability of our business plan, and establishing our business model. Upon further development, our website will address the aspects of our business concept as set forth below. We commenced our business operations in December of 2009 through the posting of the initial page of our website (www.SubprimeAdvantage.com).

Additionally, as our business model continues to evolve, we will continue our pursuit of properties which may or may not have subprime mortgages, should these opportunities arise.  These properties would also be listed on our website.

We are attempting to build Subprime Advantage, Inc., into an internet information resource as well as a comprehensive consumer information website. Our principal goal is to earn revenues by uniting investors, lenders and sellers of subprime disadvantaged real estate online. We also intend to earn revenues through advertising and banner sales to businesses who could be of service to subprime mortgage holders.  In order to generate revenues during the next twelve months, we must:

1. Enhance our existing website – We believe that using the internet for subprime disadvantaged homeowners as a classified marketplace and consumer information facility will provide us a base for operating our company. We have registered the domain name www.SubprimeAdvantage.com, and have developed a preliminary website, where we expect to expand the site to be more comprehensive. We have begun construction on the preliminary aspects of our website, and intend to have a fully developed website during the second quarter of 2011. Since we are newly formed, we have not contracted with a particular web-designer, and all construction of the current site has been performed in-house.  Although we do have the capabilities to design in-house, the extensive nature of our planned website will require the use of outside consultants.

During the time we are finishing our website design, we will continue to research the internet and other media sources such as CNN, CNBC, the Wall Street Journal, as well as current websites and blogs, to help develop our content.  Between the content spread throughout the internet and media sources such as Fox News, CNBC and CNN, print media such as the Wall Street Journal and Assisted Housing Alert magazine; informational content is readily available to be compiled and formatted for posting.  We will also continue to monitor current regulations of State statutes and federal assistance programs which might change or become readily available to sellers and investors of subprime mortgages and properties.

One of the goals of Subprime Advantage is not only to create new content, but to compile content from the public domain of information into one easily navigatable website.  There is a wealth of information available to both sellers and investors however at present is very time consuming to research items which are spread throughout different forms of media.

If as much of this informational content was placed into a website correctly, and paired with contacts to industry professionals within the requesters area or zip code, much of the work that’s put into selling a subprime distressed or REO property could be simplified and benefit by both sellers and investors; saving time and money, by having the capability to research one site.

2. Develop and implement a marketing plan – Once we establish our presence on the internet, we intend to devote our efforts to developing and implementing a plan to market our services to homeowners and businesses. In order to promote our company and attract customers, we plan to advertise via the internet in the form of banner ads, link sharing programs and search engine placements. We also intend to form partnerships with realtors, investors and lending institutions to help promote the benefits of Subprime Advantage. At this time we have not formed such partnerships or agreements and are unaware of the costs associated with forming them.  We expect to generate some revenues from Subprime, for sale by owner listings, as well as realtor listings, during the second quarter of 2011, however, during 2011 we expect to formalize and implement a marketing scheme to provide professionals and non-professionals, homeowners and investors, an additional marketing outlet.

3. Develop and implement a comprehensive consumer information website – In addition to providing a consumer (investors and sellers) and trade (real estate associated professionals) a classified marketplace, we intend to develop a consumer information website. We are intending\to let investors and homeowners research the most detailed real estate information including buying and selling tips, investing tips, legal blogs on subprime issues, updates on laws and regulations, finance options, insurance and warranty programs, as well as tools for analyzing upfront payment scams.

By listing with Subprime Advantage, sellers will have a more educated audience.  At this time we are assessing the possibility of hosting our own site, on premise, or outsourcing to a remote location and service.  We have contacted consultants to help us devise the best possible solution to help us achieve our overall goal.  We have also researched and mapped out possible sections for our website, some of which might include but not be limited to:

•	Short sale/Pre-foreclosure listing;
•	Foreclosure listing;
•	Realtors who specialize in handling REO (1) properties;
•	Links to possible lenders;
•	Form letter examples and instruction guidelines;
•	Federal statutes and regulations;
•	State statutes and regulations-broken down by state; and
•	RSS news feeds posting all of the latest news from agencies such as the Federal Reserve and IRS.

Subprime Advantage, Inc. commenced its business operations in December of 2009, and as a result of its recent commencement of business activities has limited start-up operations and generated no revenues. Our operations, to date, have been devoted primarily to startup and development activities.

Subprime Advantage, Inc. is a recently established business, with temporary offices at 501 West Broadway, Suite A-323, San Diego, California 92101. Our director, officer, and stockholder created the business as a result of determining the lack of sufficient information available to the subprime disadvantage homeowners.

4. Acquire Real Property- In addition to engaging in the business of providing information to the public on subprime disadvantaged properties, we intend to take advantage of investment opportunities in real estate.  These properties may or may not carry subprime mortgages. The acquisition of these properties will be based upon current purchase price versus potential property values and the potential of rental income. Further consideration will be given to what state of disrepair the property is in at the time of the possible acquisition.  As a company, our focus will be to acquire properties which are in good to excellent condition. These properties need to be complete structurally as well as maintain all as built fixtures.  We will also take into consideration the properties’ location.  Subprime Advantage is focusing on acquiring properties within metro areas of a minimum of 500,000 inhabitants.  Within these metro areas properties should have easy access to freeways, airports, schools and shopping/retail outlets. Our recent acquisition meets these requirements. Upon acquisition of the properties, if market conditions do not warrant a profitable resale, the properties will be offered for rent using conventional leasing terms.  Properties held by Subprime will be managed in-house, until such time as inventory would warrant the use of an outside company with expertise in property management. In addition to conventional real estate, we are also reviewing real estate opportunities in natural resources such as oil and gas.

Business of Issuer

We are developing an online subprime disadvantaged property advertising platform, which will provide a method by which investors and sellers of subprime disadvantaged properties are brought together in an efficient format to browse, buy and sell properties, provide mortgages, and mortgage related information to a distinct and focused customer. We intend to initially limit our marketplace to individuals involved in the acquisition of, sale of, or providing professional advice to subprime related individuals. Our main focus is to be in a specialized service, and not compete with other listing sites such as www.realtor.com.  We believe that by limiting our classified internet marketplace to these individuals we initially stand a better chance of developing a marketplace for these individuals. The internet marketplace we are developing will be designed to give these investors and sellers more control over the entire process of buying and selling subprime disadvantaged properties by providing detailed information allowing them to make an informed buying, selling, or investment decision. Upon completion of our website, Subprime Advantage is intending to have a website which will be a fully automated, topically arranged, intuitive, and easy-to-use service which will support a buying, selling, and investing experience in which sellers list subprime disadvantaged properties for sale and investors provide offers on the properties.

One stop at www.SubprimeAdvantage.com is intended to provide investors real estate research online before making the actual purchase. We are designing our website to allow investors to research detailed information including buying and selling tips, current mortgage rates, lender information, related tax information, title liens, changes in regulations and government assisted programs, as well as tools for subprime disadvantaged properties. Sellers will be able to list a property on SubprimeAdvantage.com, making it available to a potentially large online audience of investors.

We are developing an internet destination and marketplace in the United States for investors and sellers of subprime disadvantaged properties and for investors seeking information regarding current market conditions and other information, such as insurance, financing and current trends. Our goal is to utilize the power of the internet to aggregate in a single location an extensive network of real estate and mortgage industry participants and a comprehensive database of information on subprime disadvantage properties to create an open marketplace that is local, regional and national in nature.

By providing a digital marketplace, we will be able, upon full implementation, to bring investors, private sellers and other industry participants, such as lenders, real estate agents and national advertisers, together with purchase-minded investors at the moment when these investors are directly engaged in a search for subprime disadvantaged properties and related services.

Upon completion, we intend our website to allow investors to effectively navigate a large database of property listings in the United States, thereby optimizing their ability to find the property of their choice in their chosen geographic area. We also intend to provide one of the most comprehensive sources of real estate information, including a variety of decision tools, buying and selling tips, reviews, pricing and lender information, as well as financing and insurance options.

We believe that our website, upon full implementation, will generate leads (potential investors requesting a phone number, directions, photographs or an e-mail address) for sellers that allow them to precisely target purchasers of property in a manner which is more effective than traditional media.  When lenders foreclose on a property, it becomes a very costly venture.  Not only is the lender losing money from unpaid loans, property maintenance and management, they are losing money in all of the time involved.  The goal of Subprime Advantage is to not only help out individual buyers and sellers, it is our goal to also assist lending institutions speed up the process by which they can turn inventoried properties.  By putting the institutions directly in touch with qualified buyers, and bypassing the traditional means of advertising and showing, lenders will have the possibility of moving properties much quicker.  Our website’s database will give lenders access to registered investors.   This will shorten the time needed to cultivate qualified leads and give lenders a tool in which to make the overall sales process more efficient and less time consuming.

Our business model is being built on multiple revenue streams from a variety of industry participants interested in marketing their services to our consumer audience. First and foremost sellers of distressed, short-sale or foreclosed properties will be able to list their home on a bi-weekly basis for a minimal fee of $5.00 a week.  We intend for there to be option at which, the lister will be able to upgrade their listing with enhanced options for additional fees.  Realtors who specialize in REO properties will have the capability to have a basic listing for $10.00 a month.  For additional fees, enhanced listing services will also be available to realtors. Enhanced services are still being developed for both private sellers as well as realtors.  At this time we have not finalized what will constitute the “enhanced” package, however we have determined the scope to include more listing space, enhanced features such as direct texting to mobile phone, mobile phone uploads and enhanced picture uploads.  Other improvements and upgrades intend to be offered as our website comes online.  Lending institutions will also be able to access and list on our site.  They will be able to purchase banner advertising as well as sponsor forums and blogs, which they would have the option to lead the topic of the blog, or simply purchase banner advertising within the blog.

Our objective is to build and maintain a superior online marketplace for facilitating transactions between investors and sellers of subprime disadvantaged properties while allowing for improved communication and ease of use.  After developing a position in the market for our service, the main thrust of our strategy is to enhance our market position by growing our database of property listings as well as, investors, sellers, and our database of information regarding the property searching patterns of investors, and the audience of users of our website.

Additionally, our business model includes the acquisition of properties which may or may not have subprime mortgages, should these opportunities arise.  These properties would also be listed on our website.  Our goal through property acquisition will be acquiring properties which will allow us to boost revenues as well as help promote our website.

Through our property acquisition we would intend to document the process of subprime property acquisitions and publish our findings on our website.  Upon an upward turn in the market, our intention would be to sell the property, with the intention of increasing company revenues as well as company awareness.  In the mid-term, properties acquired will be offered as rental units.  Revenues from rental properties may allow our company to cover costs of property acquisition, taxes and possible association fees until such time the market would allow a profitable resale.  Our goal is to only acquire properties which would have minimal expenses and allow us to maintain a monthly cash-flow through rental income.  Our goal is to acquire properties which are in good to excellent and immediately livable condition.  We do not wish to focus our time or efforts on refurbishing or reconditioning properties which have been abandoned or neglected by the previous owners.  Currently, we have no properties available for rent.  At this time and until such time as we have acquired enough properties where managing in-house would become too difficult, all properties will be managed by Subprime Advantage.  If such a time would occur where in-house management would become too burdensome, we will interview and select from property management companies within the particular region of the property locations.

Aside from our interest in residential properties we have been introduced to properties such as oil and gas leases and other resources. As we grow we may be able to obtain the expertise needed to offer the services we are proposing. At this time however, we do not plan to hire any additional staff, contractors or experts to assist in the operations of the business. In the meantime, the website will be our strongest tool when finding the Real Estate we wish to list on our site. Individuals looking to buy or sell property will be able to find our contact information on the site. We also expect word-of-mouth advertising to be beneficial. The costs associated with developing and maintaining our website, current property acquisition and operations over the next 12 months are anticipated to be between $5,600 and $25,000.

The Online Subprime Disadvantaged Property Opportunity

Because of the size and fragmented nature of the subprime disadvantaged property markets and its reliance on the exchange of information, the internet provides an efficient platform for sellers to aggregate and disseminate information to investors as well as to expose both investors and sellers to an extensive range of buying and selling opportunities. Compared with traditional media, the internet provides significant advantages to private sellers of subprime disadvantaged properties in that they have the ability to target local investors more cost-effectively and more quickly differentiate the listings or services more effectively.  This will allow not only sellers, but also investors and lenders to broaden the reach and size of their market.

The popularity and depth of sites such as Redfin (www.redfin.com) and Realtor.com (www.realtor.com) lead us to believe investors and purchasers of real estate are increasingly using the internet when making purchase decisions because of the inadequacy of available information from other sources and the convenience of searching a database of aggregated property information from the privacy of their home or office. While the internet substantially increases the amount of information available for researching and evaluating subprime disadvantaged property purchasing decisions and choices, this information is often not aggregated at a central, organized source.

Our Solution

We believe that by providing a marketplace on the internet where investors and sellers of subprime disadvantaged properties can meet, educate themselves, as well as negotiate and control their purchase decisions with significant reductions in the costs associated with selling properties, especially in a down market. We intend to significantly improve the real estate purchasing and selling process for both investors and sellers. Our concept and solution differs from current realty based sites in that we are focusing only on distressed, short sale properties, as well as properties either in the process of foreclosure or have already completed the foreclosure process.  A powerful internet marketplace can provide investors, private sellers, lenders and advertisers an effective environment for reaching an economically and geographically diverse group of targeted investors who have expressed interest in the subprime real estate markets. Our website is being designed to provide investors with a "one-stop" destination that incorporates all aspects of commerce and content related to subprime crisis. At this time we are not aware of another website focusing on this section of the real estate market.  Our research in this matter has not brought any relevant websites focusing on this subject matter, however we cannot confirm another website doesn’t exist or will not emerge in the future.

1.Development of Our Software

We are in the process of determining which computer hardware, networking and enterprise software solutions will help us grow our business. However, as a precondition to such determination, as a result of the magnitude of the process, we are categorizing out strategies in light of current budget constraints. We are developing corporate strategies, competitive strategies and growth strategies.

Since we are at the infancy of our business decisions we are required to meet the goals in developing a software solution for our business. Current factors under review by us in building our business strategy include:

 Context of website- the type of data being utilized and the purpose for which it is used

 Storage of Data- Where the data resides

 Data Flow- how the data enters and moves through the organization

 Workflow- how work activities interact with the use of the data

 Stewardship- people responsible for managing the data

 Continuous Monitoring- processes for regularly validating the data

Our decision on the implementation of a software solution is highly critical to the implementation of our goals. Our ability to attain our strategic goals is, in part, determined by the level of quality of the data we collect, store, and manage on a daily basis.

Although our concept is not new, go to craigslist.com, Facebook.com, MySpace.com. Our application of older more established concepts, as enumerated above, will be channeled to a different strategy and application, when complete. Since our strategy plan will be a living work product, although we intended to have a working website by the end of 2010, we acknowledged that the website will be continually upgraded as a result of either the successful or unsuccessful application of our strategy and our implementation.

2.Significant Benefits to Advertisers and Industry Professionals

If we are able to structure our website the way we envision in our business plan, we believe we will provide significant benefits to industry professionals such as:

•
Low Cost and Flexible Services.  We intend to provide seller listings and advertisements in a cost-effective manner, frequently reducing the costs associated with advertising with other real estate based services such as the standard 6% listing fees. Our website is being designed so that basic listings will be posted on our website without requiring binding contracts. Enhanced listings and other promotional products such as banner advertising will be able to be purchased for various fees, dependent upon on contract terms. We plan on developing a listing process and user-friendly interface which will allow sellers to update their listings and make changes as often as they wish, a flexibility and convenience not found in traditional advertising which is dependent upon fixed publishing and advertising schedules. Sellers will be able to access their listings to make these changes 24 hours a day, seven days a week through a password-protected system, and these changes will be generally posted on our website within a few hours.

•
Ability to Target Investors Interested in Subprime Real Estate Opportunities.  We find the ability to target specific listings investors and place them in the hands of truly interested parties will set our service apart from current MLS services. Upon our completion of acquiring a proprietary search engine and targeting, tracking and analysis software in the future, our website is anticipated to be able to display and monitor seller listings as well as advertisements which are most likely to be of interest to a specific consumer based upon their search criteria and zip code. As a result, both investors and sellers may experience a level of marketing precision with Subprime Advantage, Inc., that is unavailable through traditional newspaper, radio and television advertising.

•
Wide Range of Listing and Advertising Products.  We are also planning on our website to have targeted listing and advertising services together with, customer-driven search tools and functionality to facilitate effective presentation and matching of a seller’s property and services with the desired features and criteria of prospective investors. In addition to posting basic listings on our website free of charge, sellers will be able to purchase a wide range of online listing and advertising products, including:

o enhanced listings, which provide a more prominent presentation of a seller's properties similar to bold listings in the Yellow Pages;

o website links, which enable visitors to link through to various lender’s and tax information sites;

o website design and hosting, which provide sellers with their own prominently listed internet address in the SubprimeAdvantage.com Seller Directory for maximum exposure and a searchable subprime disadvantaged property database;

o banner advertising, which displays a seller's advertisement on a Web page as it is being viewed by a potential buyer determined by search criteria, including geography, amenities and listing price.

•
Access to Database of Purchase Incentives and Government Sponsored Programs.  Based upon the design of the software we are reviewing, we will also be able to collect, filter and report usable information on all of the programs sponsored by lenders as well as those funded and sponsored by the government.  This will include information pertaining to first time investors as well as other “bail out” type incentives.

•
Open, Non-Exclusive Marketplace. Our business plan takes into account that we may act as a neutral intermediary that facilitates the interaction and exchange of information between sellers and potential property investors, rather than competing with the sellers directly by taking title to property and then selling the property to users of our website. Sellers listing their property on our website are not precluded from also listing their properties on other websites or through more traditional advertising methods. As a result, we will offer sellers a non-exclusive channel to target potential investors without having to compete with us in the process. By enabling all types of sellers and styles of selling to participate in our open marketplace, we would make it easy for dealers to include Subprime Advantage, Inc. in their marketing mix.

3.Significant Benefits to Investors

•
Flexible, Customer-Driven Search Process.  Our website is intended to employ a specialized search engine, which will allow investors to quickly, conveniently and easily navigate through our listings of subprime disadvantaged properties to locate properties that match their specific search criteria, including variables such as asking price, potential lenders, amenities, and geographic location. Once an investor finds the desired property, the consumer will be provided with the seller's/agent’s contact information as well as links to a wide range of detailed information about the property, including amenities, possible encumbrances, county tax records, comparable sales within the area, potential lenders, and information on the neighborhood. We are also planning the website to feature decision guide software, which will help our users choose the property which is right for them. By completing a simple "Custom Search" question-and-answer form, users will be guided to properties which match their desires and needs. In addition, the website would also enable investors to review real estate-related products and services easily from category to category (e.g. from insurance to finance) without needless backtracking. Moreover, the consumer data captured by our database would enable us to provide customized advertising messages to investors that may be based, for example, on the category of property inquiries they have made.

•
Private Seller Listings. We will also serve sellers by enabling them, as private sellers, to list their subprime property for sale on our website at minimal charge. With this listing option, private sellers make their listings available to a potentially large and geographically diverse number of potential investors. In addition, private sellers would benefit from the ability of our website to more effectively target investors in their geographic area than more traditional media or MLS services.

4.Significant Benefits to Other Industry Participants

•
Vendors of Subprime Products and Services. We anticipate providing businesses that specialize in marketing goods and services to subprime disadvantaged property owners, access to a large and growing number of purchase-minded investors who, in many instances, may require legal services, insurance, financing, home owner’s warranties, remodeling or other property based products and services. Investors seeking information are also often interested in, or may be specifically researching, information regarding competitive providers for their current property. Vendors of products and services may be able to benefit from the ability of our database and software to direct their products and services to a targeted audience, which may provide them with a competitive advantage and an opportunity to increase their revenues.

•
National Advertisers. By utilizing the wide range of targeted marketing offerings of Subprime Advantage, Inc., national advertisers may be able to gain exposure to a targeted group when these investors are directly engaged in a search for information regarding subprime property products and services on our website. We intend to establish national advertising accounts with the real estate industry, however at this time no such contact has been established.

COMPETITIVE ADVANTAGES

In terms of the number of dealers, private sellers and subprime property investors, we do not anticipate an ability to create a competitive advantage over other well established sites for some time in the future.

STRATEGY

Our objective is to build and maintain an online marketplace for facilitating transactions between investors and sellers of subprime properties, while also providing a wide range of information specific to the needs of individuals who own properties with disadvantaged financing. In addition, we intend to take advantage of investment opportunities in real estate, which may arise as the result of our contacts generated through our website. We intend to accomplish our objective by pursuing the following strategic initiatives:

•	Enhance and Broaden Services, Relevant E-Commerce Offerings and Content Offerings

We anticipate offering products and services such as expanded advertising and promotional opportunities, forms of enhanced listings, seller website services.  We also plan to post referrals for home owner’s insurance, home inspection and legal services.  Our final design goal is to enhance and expand the selection criteria of client-driven search tools by allowing searches that include desired square footage, amenities, tax incentives, geographical locations, price range and property age to pinpoint even more effectively the property of the investor’s choice. At this time, we have begun to compile a list of advertising and promotional opportunities as well as design requests to allow for enhanced client listings. We currently do not have the required software to provide for the type of searches we anticipate; however we have commenced the evaluation process. Although most of the costs associated with referral listings are nominal, enhanced search capabilities requires an extensively designed architecture.  At this time we are still in the process of compiling the cost of implementation.

•	Increase Brand Awareness and Consumer Traffic

We believe that building investor and seller awareness of Subprime Advantage, Inc., through the information and services that we offer is critical to our effort to build an internet marketplace destination for subprime properties. We intend to focus our consumer marketing efforts primarily on online advertising with selected high traffic internet portals and websites. Through the use of design consultants, which we have been in contact with, we have discussed how their expertise can get us within the top five search results on search engines such as Google and Metacrawler; by registering with the proper and most productive search terms.  Our objective in the interim is to compile these terms, which comes at nominal cost to the business.  Through implementation of the new website, we will focus our energies on marketing to realtors, lending institutions, private property owners.  This can be done through direct mail, as well as attendance at seminars whose subject matter is the nature of our business.  Attendance may range from purchasing sponsorships to guest speaking.  Active marketing, such as direct mail, banner advertising or sponsorships vary greatly in costs, however some of these costs may be able to be accrued or traded for content/advertising on our site.  We plan on beginning the active marketing of our website in the second quarter of 2011, upon completion of the beta testing.

•	Leverage Our Business Model

Our business model revolves around facilitating the interaction between investors and sellers of subprime properties, as well as other real estate products and services. By combining an expansion of traffic to our website with an expansion of the size and information content of our listing database, we expect to continue to experience rapid growth in the generation of leads for sellers and other industry participants. Unlike other realty based websites, we are developing a scalable business model characterized by multiple revenue streams, a significant portion of which are recurring in nature:

o subscription and advertising fees from real estate based services;

o referral fee revenue from facilitating e-commerce transactions (such as financing, insurance, warranties, remodeling and other home improvement products);

o listing fees from our online property listings,

o fees from national advertising programs, promotions and services,; and

o income from pay-per-click advertising such as Google AdSense.

At this time, with the initial website posted, we are ready to proceed with collecting fees based upon listings of realty based services as well as listings from parties with subprime properties.  Upon the completion of the final website, we will aim to secure more lucrative revenue from national advertisers and ecommerce referral fees.  We estimate the earliest this revenue stream would begin would be in the first and second quarters of 2011.

•	Property Acquisitions

Part of our strategy involves utilizing the information and contacts generated through our own website to acquire real estate.

Services to Investors

We intend to develop our website into a “one-stop shop” for both sellers and investors with all of the information and tools they would need to cover both the sale and purchase of subprime properties.

Property Search, Selection and Listing

Our current website posts information concerning the company with a reference to sections being under construction.  However, our proposed website will make foreclosed, subprime and short sale property search, selection and listing processes easy by providing a searchable database of property listings, a user-friendly online e listing form and access to an informational website. More specifically, we intend to provide investors with the following services:

•
Searchable Subprime And Otherwise Distressed Property Listings. Search our listings database by square footage, amenities, encumbrances, price range, and geographic location and obtain contact information such as e-mail addresses, telephone numbers and maps with directions.

•	"Sell a Property" Service. List a subprime property on our website at minimal cost by completing our online order.

•	Property Histories. Perform a search to find out a particular property’s ownership, history of liens and county tax files as well as comparable sales and listings in the geographically searched area.

•
Property Information and Consumer Tools.  Our website will help investors select the right property for them based upon their individual preferences, price parameters and financial condition. We intend to provide investors with expert reviews and advice relating to the subprime real estate market. More specifically, we anticipate providing investors with the following services:

o Decision Guide. Complete a simple "Custom Search" question-and-answer form in our interactive decision guide to find out which property best fits the investor's desires, needs and budget.

o Pricing Guides. Obtain comparables for recent listings over the last year, as well as current listings within the geographically searched area.

Services to Other Industry Participants

We intend to offer other industry participants the following services on our website:

•
E-Commerce. We intend to provide, mortgage/finance companies, insurance companies, as well as other service based businesses that specialize in real estate based products and services the ability to reach purchase-minded, or service minded investors on our website in order to capture sales opportunities for which we receive commissions and advertising fees. More specifically, we intend to provide the following services:

o Financing. Offer mortgage broker options and dedicate parts of the website to maintain current interest rates as well as other valuable information when helping investors choose the proper lender. We intend to establish financing alliances with lenders such as Wells Fargo, Bank of America, Citibank and Wachovia. We have not made contact with these product vendors at this time.

o Insurance. We intend to set up an alliance for homeowner’s insurance providers such as Allstate, State Farm and Farmer’s Insurance; who could provide access to an agent in the investor's area, and who could answer the investor's insurance questions as well as providing insurance quotes. We have not made contacts with these carriers at this time.

Additional Goods and Services

Remodeling. If we are successful with our website, we intend to provide national and regional industry contractors, who would be available to remodel recently acquired properties.

Technology

In order to operate our website, we will be required to have a scalable user interface and transaction processing system that is designed around industry standard architectures and externally developed non-proprietary software.  In other words, the system needs to be designed in a way which allows for expansion as well as provide a secure architecture for payment of fees and services.  The system will be required to maintain operational data records regarding sellers, property listings and leads generated by our listings and e-commerce partners. The system will also be required to handle other aspects of the subprime property marketing process, including providing seller contact information and submitting insurance and finance inquiries, as well as other inquiries for various vendors.

The system will be required to have the capability to provide sellers, advertisers and vendors with online access to information relevant to their business or listing. For example, these vendors should be able to access a Subprime Advantage, Inc., extranet (Sellers.SubprimeAdvantage.com) to manage their subprime property inventory by adding, modifying or updating their listings, as well as uploading pictures of properties.

Our operations will be required to provide website services 24 hours a day, seven days a week with occasional short interruptions due to maintenance or system problems, such as power failures or equipment failures. We will be required to have two website hosting operations for redundancy and load distribution, with two separate locations. Both of these hosting facilities will be required to be state-of-the-art with multiple redundancies for power and network components. Additionally, at each facility, our systems will be required to have redundant units such as multiple Web servers and databases.  These systems are expensive and cause us a capital outlay which we currently do not have.

Competition

Each of our property listings, real estate products and services competes against a variety of internet and offline providers. Barriers to entry on the internet are relatively low; however, most other websites do not currently offer our proposed unique blend of extensive subprime or foreclosed listings, real estate based products and services and relevant content information. We anticipate facing significant competition in the future from new websites that offer the same emphasis on subprime listings and services and existing websites that introduce competing services.

Advertising Media

Our subprime listing services, when available, will compete against a number of websites that offer property listings and a number of websites posting electronic classified ads. We will also be competing with traditional media companies such as newspapers, print magazines specializing in real estate listings as well as television infomercials. Many of these traditional media competitors either alone or as part of a consortium have established or have announced plans to establish online sites incorporating their classified listings.

Content Offerings

Our content/information offering will compete with both internet and offline content providers. There are a number of websites that provide similar content. In addition, print content providers such as magazines, news programs and newspapers also provide similar content.

We believe that the principal competitive factors in attracting investors, private sellers, real estate services providers and advertisers should include:

o a large volume of website traffic;

o the demographics of subprime property purchasing investors; and

o the cost effectiveness of advertising on a website, including the ability to target advertising to specific audiences.

We believe that the principal competitive factors in attracting investors to our website will be:

o breadth and depth of subprime disadvantaged property listings;

o ease of use;

o website functionality, responsiveness and information;

o a positive experience for the consumer; and

o quality of content, other service offerings and customer service.

Employees

We are a development stage company and currently have one part-time employee, Molly Country. Ms. Country serves as our President, Treasurer, director and founding shareholder. She currently devotes approximately 10-15 hours a week to Subprime Advantage. We look to Ms. Country for her entrepreneurial skills and talents. It is Ms. Country who provided us our business plan. For a discussion of Ms. Country’s experience, please see “Director, Executive Officers, Promoters and Control Persons.”

Initially, Ms. Country coordinated all of our business operations and provided the working capital to cover our initial expense.

Ms. Country is spending the time allocated to our business in handling the general business affairs of our company such as accounting issues, including review of materials presented to our auditors, working with our counsel in preparation of our periodic filings with the SEC, and developing our business plan and overseeing the technological aspects of our business, including the analysis of various software companies capable of generating the type of software we require.

We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees: however we do not intend to hire these individuals within the next twelve months. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC’s Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC’s website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s public reference room at the following location:
Public Reference Room
100 F. Street, N.W.
Washington, D.C. 20549-0405
Telephone: (800) SEC-0330

ITEM 1A.                      RISK FACTORS

In the normal course of business, our financial position will routinely be subjected to a variety of risks, including market risks associated with marketing, technology developments, competitive forces, and government regulatory actions. You should carefully consider the risks and uncertainties described in the sections below. Our actual results could differ materially from projected results due to some or all of the factors discussed below.

Risks Relating to Our Business and Marketplace

We are a development stage company organized in December 2009 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment.

We were incorporated in December of 2009 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $60,664 as of December 31, 2010, and (iii) we have incurred losses of $60,664 from our inception through the year ended December 31, 2010. We have been focused on organizational and start-up activities and business plan development. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

Since one stockholder, beneficially owns the majority of our outstanding common shares, this single stockholder will retain the ability to control our management and the outcome of corporate actions requiring stockholder approval notwithstanding the overall opposition of our other stockholders. This concentration of ownership could discourage or prevent a potential takeover of our company that might negatively impact the value of your common shares.

Ms. Country owns approximately 52% of our outstanding common shares after completion of the offering. As a consequence of her stock ownership position, Ms. Country will retain the ability to elect a majority of our board of directors, and thereby control our management. This individual will also initially have the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of ownership by this individual could discourage investments in our company, or prevent a potential takeover of our company which will have a negative impact on the value of our securities.

As a result of Ms. Country’s majority ownership of our outstanding common shares after this offering, Ms. Country controls our issuance of securities after the offering.

As a consequence of Ms. Country’s controlling stock ownership position, acting alone she is able to authorize the issuance of securities that may dilute and otherwise adversely affect the rights of purchasers of stock in the offering. Additionally, she may authorize the issuance of these securities to anyone she wishes, including herself and her affiliates at prices significantly less than the offering price.

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

Due to our very recent start-up nature, we will have to incur the costs of website and information development. To fully implement our business plan we will require substantial additional funding. This initial offering, will only enable us to commence our initial website development, and will assist us in further developing our initial business operations, including the development of a web-based consulting and listing service, and will not be sufficient to allow us to expand our business meaningfully. Additionally, since the net offering proceeds have been earmarked for accounting, legal, and minimal working capital, we will not be capitalized sufficiently to hire or pay employees.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Office Premises

We currently maintain an office at 501 W. Broadway, Suite A-323, San Diego, CA 92101. Our officer provides office space at no cost to us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately twelve months, until our business plan is more fully implemented.

As a result of our method of operations and business plan we do not require personnel other than Ms. Country to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required

ITEM 3.                      LEGAL PROCEEDINGS

We may, from time to time, be named as defendants in various judicial, regulatory, and arbitration proceedings in the future in the ordinary course of our business.  The nature of such proceedings may involve large claims subjecting us to exposure, or may be routine customer complaints regarding less significant losses.  We may also become subject to investigations or proceedings by governmental agencies, which can result in fines or other disciplinary action being imposed on us.  Additionally, legal proceedings may be brought from time to time in the future.  Although we do not believe that any currently pending matters will have a material, adverse effect on our business, in view of the inherent difficulty of predicting the outcome of legal proceedings, we cannot state with confidence what the eventual outcome of currently pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual result in each pending matter will be.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On November 10, 2010, we were cleared for trading by the Financial Industry Regulatory Authority on the Over-the-Counter Bulletin Board under the symbol “SBPV.” Our common stock is currently listed for trading on the Over-the-Counter Bulletin Board; however, trading has not commenced as of the date of this filing.

Holders of Common Stock

As of February 3, 2011, we had approximately 56 stockholders of record of the 1,158,000 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2010.

Recent Sales of Unregistered Securities

Use of Proceeds

On February 11, 2010, we filed a Registration Statement with the Securities and Exchange Commission wherein we registered 500,000 shares of our common stock. Our Registration went effective on August 16, 2010, and as of September 17, 2010 we had completed our offering through the sale of 500,000 shares of our common stock, resulting in gross proceeds of $50,000.

The amount of expenses incurred in connection with the issuance and distribution of the securities is $9,300.  Of which include $5,000 in legal fees, $300 in copying costs, $1,000 for SEC and state filing fees, $2,000 for audit fees and $1,000 for accounting fees

The net offering proceeds to the issuer after deducting the total expenses is $40,700.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report.  Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

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

Since our inception on December 17, 2009 through December 31, 2010, we have not generated any revenues and have incurred a net loss of $60,664. Since December of 2009, our only business activity was the formation of our corporate entity, the development of our business model, and the acquisition of our first subprime real estate property. We anticipate the commencement of generating revenues from our website (www.subprimeadvantage.com) in the next twelve months, of which we can provide no assurance.

On November 5, 2010, we received notice from FINRA and our initial market maker that we were assigned the symbol “SBPV” to initiate trading on the Over-the-Counter Bulletin Board (OTC:BB). However, at this time, trading has yet to commence.

On December 31, 2010, the Company exercised its right of rescission pursuant to the termination provision of the Subprime Real Estate Contract and terminated the agreement.

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

What Factors Do We Believe Will Influence The Success Of Our Advertising Programs

•·	Our minimum fee per click – Undetermined at this time

•·	The total number of advertisers

•·	The rate at which people click on advertisements

•·	The relevance, objectivity and quality of our search results

We are also seeking opportunities in other areas of real estate investment opportunities, such as natural resources— primarily negotiating with property owners for resources such as oil and gas.

Results of Operations for the  Year Ended December 31, 2010 and 2009.

Revenue

In the year ended December 31, 2010, we did not generate any revenues. Since our inception on December 17, 2009 through December 31, 2010, we did not generate any revenues. We anticipate that the current economic recession and foreclosure freeze may have a material adverse affect on our continuing operations. Furthermore, the “foreclosure freeze” may present a cause and effect relationship whereby the demand for foreclosed homes declines due to publicity related to procedural errors committed by institutional lenders.

Costs and Expenses

Operating expenses totaled $44,041 during the year ended December 31, 2010.  Operating expenses consisted of general and administrative, executive compensation and professional fees in the year ended December 31, 2010.

Professional fees totaled $35,380 from the year ended December 31, 2010 and $16,200 during the year ended December 31, 2009.  The increase in professional fees was due to the legal, Edgar and accounting fees related to our efforts to become a public reporting company.  During the year ended December 31, 2010, the transfer agent fees increased by $2,798 as compared to the year ended December 31, 2009 due to initial setup and printing costs.

General and administrative expenses totaled $3,661 from the year ended December 31, 2010 and $163 during the year ended December 31, 2009.  During the year ended December 31, 2010, the Company recorded a loss on deposit of $1,000 related to an option on the real estate property.  During December 2010, the Company and the seller of the property mutually agreed to terminate the option.

During the year ended December 31, 2010, the Company had executive compensation of $5,000 of which $2,000 was paid in cash and $3,000 was donated services by Molly Country.  During the year ended December 31, 2009, there was no executive compensation.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2010 compared to December 31, 2009.

	December 31, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$ 29,318	$ 6,000	$ 23,318	388.63%

Current Liabilities	$ 7,244	$ 1,363	$ 5,881	431.47%

Working Capital	$ 22,074	$ 4,637	$ 17,437	376.04%

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from operations.

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

During the year ended December 31, 2010, the current assets increased by $23,318 when compared to December 31, 2009 due to the cash proceeds received through the issuance of common stock.  The Company received a total of $50,000 from investors from the offering.

During the twelve months ended December 31, 2010, the current liabilities increased by $5,881 when compared to December 31, 2009 due to the delay in payments to vendors and interest accrued on related party notes payable.  Approximately $6,984 of the balance in accounts payable is due to two vendors for accounting fees, Edgar fees and legal fees.

On April 1, 2010, we entered into a contract for the acquisition of a property in Las Vegas, Nevada, for an agreed price of $50,000, subject to a condition subsequent that we were able to negotiate, with the current lender, a substantial reduction in the principal balance due on the first deed of trust. As a result of our inability to negotiate an acceptable discount on the first deed of trust, on December 31, 2010, we exercised our rights of rescission pursuant to paragraph 3(b) of the termination provision of the Subprime Real Estate Installment Contract.

Additionally, we have considered shifting our focus of property acquisition to take advantage of real estate opportunities pertaining to resources, which initially include oil and gas properties and leases.

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

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

Critical Accounting Policies

General – The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period. Our estimates and assumptions affect our recognition of deferred expenses, income taxes, the carrying value of our long-lived assets and our provision for certain contingencies. We evaluate the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to our attention that may vary our outlook for the future. Actual results may differ from these estimates under different assumptions.

Going Concern– The financial statements have been prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate its assets. For the period from inception (December 17, 2009) to December 31, 2010, we have incurred a net loss of $60,664. The ability of the Company to meet its total liabilities of $16,244 and to continue as a going concern is dependent upon the availability of future funding and upon achieving profitable operations. If we are unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure is not applicable because Subprime is a smaller reporting company.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-11 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T).                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Molly Country, our Principal Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on their evaluation, which disclosed no significant deficiencies or material weaknesses, Mrs. Country, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Information as to our current directors and executive officers is as follows:

Name	Age	Position	Since
Molly Country	60	President, Treasurer and Director	December 2009

Duties, Responsibilities and Experience

Molly Country.  President, Secretary, Treasurer and Director; is the founder of Subprime Advantage from December 17, 2009 to present. Ms. Country attended San Diego State University and graduated with a BA in Philosophy.  In 1977, she received her Master in Science and Counseling from University of California San Diego. Over the last 20 years, which include the last five, Ms. Country has been a full-time Business Manager and Chief Operating Officer for Goodrich Excavation a small excavation company based in Lake Tahoe, CA. Goodrich Excavation handles new construction projects as well as snow removal for the Lake Tahoe area.  Her duties include, but are not limited to, managing the operation budget, scheduling projects, accounting and payroll as well as employee management and marketing.  Ms. Country also maintains all service schedules for company machinery including snow plows, front end loaders and tractor-trailers. Her skills in bookkeeping, payroll management, oversight of personnel and project cost analysis developed during her management experience at Goodrich Excavation have led us to the conclusion that she would be capable to serve as our Director. For further clarification, Goodrich Excavation is not a parent, subsidiary or other affiliate of Subprime Advantage Inc.

Compensation

Ms. Country, our Principal Executive Officer (PEO) has received $2,000 as compensation for her time put forth in the formation of the corporation, as well as the design and launching of the initial website, property research and acquisition.  During the year ended December 31, 2010, the Company had executive compensation of $5,000 of which $2,000 was paid in cash and $3,000 was donated services by Molly Country.

Future Compensation

Ms. Country has agreed to provide services to us with minimal compensation until such time as either we have earnings from our revenue, if any, or when the $100,000 is raised in Stage III of our plan of operation, at which time we will pay Ms. Country a minimum salary of $25,000 per year.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Audit Committee

We do not have an Audit Committee; our board of directors performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 11.                      EXECUTIVE COMPENSATION

Overview of Compensation Program

The Board of directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy.  The Board ensures that the total compensation paid to the executives is fair, reasonable and competitive.  We do not currently have a compensation committee.

Compensation Philosophy and Objectives

The Board believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value.  As a result of the size of the Company and only having one executive officer, the Board evaluates both performance and compensation on an informal basis.  Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of our peer companies.  To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board makes all compensation decisions for the Executives and approves recommendations regarding equity awards to all elected officers of the Company. Decisions regarding the non-equity compensation of other executive officers are made by management.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by our sole executive officer, Molly Country, since our inception December 31, 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Molly Country,
CEO/President/ Treasurer/Director	2010	2,000	0	0	0	0	0	0	2,000
	2009	0	0	6,000	0	0	0	0	6,000

(1)	Amount represents the estimated total fair market value of 600,000 shares of common stock issued for services as an employee, officer and director under ASC Topic 718.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock on February 15, 2011, relating to the beneficial ownership of the Company’s common stock by those persons known to beneficially own more than 5% of the Company’s capital stock and by its directors and executive officers. The percentage of beneficial ownership after the offering for the following table is based on 1,158,000 shares of common stock outstanding.

“Beneficial ownership means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this filing.

Name of Beneficial Owner	Number Of Shares	Percent Before Offering	Percent After Offering
Molly Country	600,000	91%	52%
Stoecklein Law Group	58,000	9%	5%

All Directors, Officers and Principle Stockholders as a Group	658,000	100%	57%
(1) Donald J. Stoecklein is the natural person that has voting and investment control over the shares beneficially owned by Stoecklein Law Group.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

On June 7, 2010, Molly Country, the sole Director of the Company, loaned the Company $3,000. The loan bears a 6% interest rate and is due upon demand but cannot be demanded before June 2013.
The $3,000 was designated to cover the payment of accounting and auditing fees

On July 13, 2010, Ms. Country, made an additional loan to the Company $5,000. The loan bears a 6% interest rate and is due upon demand but cannot be demanded before July 2013. The $5,000 was designated to cover expenses associated with the property in Las Vegas

On September 1, 2010, Ms. Country, made an additional loan to the Company $1,000. The loan bears a 6% interest rate and is due upon demand but cannot be demanded before September 2013. The $1,000 was utilized for general working capital.

Director Independence

The Board of Directors has not made the determination if any of its Directors are considered independent directors in accordance with the director independence standards of the American Stock Exchange.  Therefore, as of the date of this filing, each director should be considered as non-independent.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

We engaged De Joya Griffith & Company LLC, Certified Public Accountants & Consultants (“De Joya”) to serve as our independent auditors for the year ended December 31, 2010 and 2009.

(1) AUDIT FEES

The aggregate fees billed by De Joya for professional services rendered for the audits of our financial statements for 2010 and 2009, and for the review of the financial statements included in our quarterly reports on Form 10-Q filed with the SEC for 2010 were approximately $8,000.

The aggregate fees billed for professional services rendered by De Joya Griffith & Company, LLC, CPA P.C., for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided  in connection with statutory and regulatory filings with the SEC for 2009 were $0.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant’s financial statements for the most recent year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
i.	The financial statements listed in the “Index to Financial Statements” on page 41 are filed as part of this report.

ii.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

iii.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Subprime Advantage, Inc.		S-1		3(i)(a)	12/17/09
3(ii)(a)	Bylaws of Subprime Advantage, Inc.		S-1		3(ii)(a)	8/12/10

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUBPRIME ADVANTAGE, INC.

By: /S/ Molly Country
       Molly Country, Chief Operating Officer

Date: February 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Molly Country		February 15, 2011
Molly Country	Director, President, Chief Executive Officer (Principal Executive Officer)

SUBPRIME ADVANTAGE, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Subprime Advantage, Inc.

We have audited the accompanying balance sheets of Subprime Advantage, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009 and from inception (December 17, 2009) to December 31, 2010. Subprime Advantage, Inc’s. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Subprime Advantage, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and from inception (December 17, 2009) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC
/s/ De Joya Griffith & Company, LLC

Henderson, Nevada
February 15, 2011

SUBPRIME ADVANTAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(AUDITED)

	December 31,	December 31,
	2010	2009

ASSETS

Current assets:
Cash	$ 24,755	$ 6,000
Prepaid expenses	4,563	-
Total current assets	29,318	6,000

Software, net	262	-

Total assets	$ 29,580	$ 6,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 6,984	$ 1,363
Accrued interest payable - related party	260	-
Total current liabilities	7,244	1,363

Long term liabilities:
Notes payable - related party	9,000	-
Total long term liabilities	9,000	-

Total liabilities	16,244	1,363

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,158,000 and 658,000 shares issued and outstanding
as of December 31, 2010 and 2009, respectively	1,158	658
Additional paid-in capital	72,842	20,342
Deficit accumulated during development stage	(60,664)	(16,363)
Total stockholders' equity	13,336	4,637

Total liabilities and stockholders' equity	$ 29,580	$ 6,000

See Accompanying Notes to Financial Statements.

SUBPRIME ADVANTAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(AUDITED)

	For the	From Inception	From Inception
	year	(December 17, 2009)	(December 17, 2009)
	ended	to	to
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	3,661	163	3,824
Executive compensation	5,000	-	5,000
Professional fees	35,380	16,200	51,580
Total operating expenses	44,041	16,363	60,404

Other expenses:
Interest expense - related party	(260)	-	(260)
Total other expenses	(260)	-	(260)

Net loss	$ (44,301)	$ (16,363)	$ (60,664)

Weighted average number of common	803,205	658,000
shares outstanding - basic

Net loss per share - basic	$ (0.06)	$ (0.02)

See Accompanying Notes to Financial Statements.

SUBPRIME ADVANTAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(AUDITED)

				Deficit
				Accumulated
			Additional	During	Total
	Common Shares		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
December 17, 2009
Issuance of common stock for cash on organization of the Company	600,000	$ 600	$ 5,400	$ -	$ 6,000

December 17, 2009
Issuance of common stock for professional fees	58,000	58	14,942	-	15,000

Net loss	-	-	-	(16,363)	(16,363)

Balance, December 31, 2009	658,000	658	20,342	(16,363)	4,637

September 17, 2010
Issuance of common stock for cash	500,000	500	49,500	-	50,000

December 31, 2010
Donated executive compensation	-	-	3,000	-	3,000

Net loss	-	-	-	(44,301)	(44,301)

Balance, December 31, 2010	1,158,000	$1,158	$ 72,842	$ (60,664)	$ 13,336

SUBPRIME ADVANTAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(AUDITED)

		From Inception	From Inception
	For the	(December 17, 2009)	(December 17, 2009)
	year ended	to	to
	December 31,	December 31,	December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (44,301)	$ (16,363)	$ (60,661)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	15,000	15,000
Donated executive compensation	3,000	-	3,000
Loss on deposit	1,000	-	1,000
Amortization	87	-	87
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(4,563)	-	(4,563)
Increase in accounts payable	5,621	1,363	6,984
Increase in accrued interest payable - related party	260	-	260

Net cash used in operating activities	(39,896)	-	(38,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software	(349)	-	(349)
Deposits	(1,000)	-	(1,000)

Net cash used in investing activities	(1,349)	-	(1,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	50,000	6,000	56,000
Proceeds from notes payable - related party	9,000	-	9,000

Net cash provided by financing activities	59,000	6,000	65,000

NET CHANGE IN CASH	18,755	6,000	24,755

CASH AT BEGINNING OF YEAR	6,000	-	-

CASH AT END OF YEAR	$ 24,755	$ 6,000	$ 24,755

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash activities:
Number of shares issued for services	-	58,000	58,000
See Accompanying Notes to Financial Statements.

Subprime Advantage, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on December 17, 2009 (Date of Inception) under the laws of the State of Nevada, as Subprime Advantage, Inc.

The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Nature of operations
The Company is developing an Internet destination and marketplace in the United States for buyers and sellers of subprime disadvantaged real estate and real estate mortgages which have suffered substantially from the subprime meltdown of real estate values and for consumers seeking information regarding real estate products and services, such as insurance, financing, legal assistance, and real estate associated industries.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Software
Software is recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When software is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Amortization is provided over the estimated useful lives of the related software using the straight-line method for financial statement purposes.  The Company uses other amortization methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant software categories are as follows:

Computer software                                                      1 year

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2010.  Amortization for the year ended December 31, 2010 was $87.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Subprime Advantage, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

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

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the period of Inception (December 17, 2009) to December 31, 2010.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 718, which requires the Company to recognize expense related to the fair value of its employee stock option awards.  For non-employees, the Company utilizes the guidance in ASC Topic 505.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

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

Subprime Advantage, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes
The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a December 31, 2010 and 2009, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2010 and 2009, no income tax expense has been incurred.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 17, 2009) through the period ended December 31, 2010 of ($60,664). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

Subprime Advantage, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 3 – DEPOSIT

On April 1, 2010, the Company entered into a real estate installment contract and purchased property at a value less than the existing mortgage balance.  The Company agreed to purchase the property at $50,000 and paid $1,000 to the sellers as a down payment, the remaining balance of $49,000 was due to the sellers within 12 months from the date of the contract.  The Company was willing to assume $49,000 of the mortgage obligation or pay off the mortgage obligation at a discount of $49,000 (short sale). If the lender was unwilling to agree to the terms of the short sale, then the Company had the option to retain title to the property subject to the existing mortgage balance of $168,000 or re-convey the property back to the sellers or their assignees. On December 31, 2010, the Company exercised its right of rescission pursuant to the termination provision of the Subprime Real Estate Contract and terminated the agreement.  The $1,000 deposit was written off when the contract was terminated and the deposit was retained by the sellers.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	December 31, 2010	December 31, 2009
Note payable to an officer, director and shareholder, unsecured, 6% interest, due June 2013	$ 3,000	$ -
Note payable to an officer, director and shareholder, unsecured, 6% interest, due July 2013	5,000	-
Note payable to an officer, director and shareholder, unsecured, 6% interest, due September 2013	1,000	-

	$ 9,000	$ -

Interest expense for the year ended December 31, 2010 and for the period of Inception (December 17, 2009) to December 31, 2009 was $260 and $0, respectively.

NOTE 5 – INCOME TAXES

At December 31, 2010 and 2009, the Company had a federal operating loss carryforward of $60,665, which begins to expire in 2029.

Subprime Advantage, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 5 – INCOME TAXES (CONTINUED)

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$ 21,233	$ 5,727
Total deferred tax assets	21,233	5,727
Less: Valuation allowance	(21,233)	(5,727)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $21,233 and $5,727, respectively, which will begin to expire 2029.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010 and 2009 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2010 and 2009:

	2010	2009
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

Common Stock

On December 17, 2009, the Company issued its sole officer and director of the Company 600,000 shares of its $0.001 par value common stock at a price of $0.01 per share for cash of $6,000.

On December 17, 2009, the Company issued 58,000 shares of its common stock toward legal fees at a value of approximately $0.26 per share.  The shares were valued with the fair value of the services rendered.

On September 17, 2010, the Company issued a total of 500,000 shares of its $0.001 par value common stock for cash of $50,000.

Subprime Advantage, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the year ended December 31, 2010, an officer, director and shareholder of the Company donated services to the Company valued at $3,000.

As of December 31, 2010, there have been no other issuances of common stock.

NOTE 7 – WARRANTS AND OPTIONS

As of December 31, 2010 and 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

On December 17, 2009, the Company issued its sole officer and director of the Company 600,000 shares of its $0.001 par value common stock at a price of $0.01 per share for cash of $6,000.

During the year ended December 31, 2010, the Company paid $2,000 to an officer, director and shareholder of the Company which was recorded as executive compensation.  Additionally, the officer, director and shareholder of the Company donated services to the Company valued at $3,000.