Form 10-K/A
period 2010-12-31
Subprime Advantage, Inc.
filed 2011-02-18
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒    No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

*EXPLANATORY NOTE – Following the initial filing of this Form 10-K, the Registrant discovered that the EDGAR filer inadvertently forgot to attach the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act to the 10-K and file with the SEC. The Registrant is amending this Form 10-K to attach the certifications and file with the SEC. No disclosure was changed as a result of the error.

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

As a consequence of Ms. Country’s controlling stock ownership position, acting alone she is be able to authorize the issuance of securities that may dilute and otherwise adversely affect the rights of purchasers of stock in the offering. Additionally, she may authorize the issuance of these securities to anyone she wishes, including herself and her affiliates at prices significantly less than the offering price.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2010 compared to December 31, 2009.

	December 31, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$ 29,318	$ 6,000	$ 23,318	388.63%

Current Liabilities	$ 7,244	$ 1,363	$ 5,881	431.47%

Working Capital	$ 22,074	$ 4,637	$ 22,074	376.04%

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

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by our sole executive officer, Molly Country, since our inception December 31, 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Molly Country,
CEO/President/Treasurer/Director	2010	2,000	0	0	0	0	0	0	2,000
	2009	0	0	6,000	0	0	0	0	6,000

(1)	Amount represents the estimated total fair market value of 600,000 shares of common stock issued for services as an employee, officer and director under ASC Topic 718.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Date: February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Molly Country		February 18, 2011
Molly Country	Director, President, Chief Executive Officer (Principal Executive Officer)

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

De Joya Griffith & Company, LLC
/s/ De Joya Griffith & Company, LLC

Henderson, Nevada
February 15, 2011

SUBPRIME ADVANTAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(AUDITED)

	December 31,	December 31,
	2010	2009

ASSETS

Current assets:
Cash	$24,755	$6,000
Prepaid expenses	4,563	-
Total current assets	29,318	6,000

Software, net	262	-

Total assets	$29,580	$6,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,984	$1,363
Accrued interest payable - related party	260	-
Total current liabilities	7,244	1,363

Long term liabilities:
Notes payable - related party	9,000	-
Total long term liabilities	9,000	-

Total liabilities	16,244	1,363

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,158,000 and 658,000 shares issued and outstanding
as of December 31, 2010 and 2009, respectively	1,158	658
Additional paid-in capital	72,842	20,342
Deficit accumulated during development stage	(60,664)	(16,363)
Total stockholders' equity	13,336	4,637

Total liabilities and stockholders' equity	$29,580	$6,000

See Accompanying Notes to Financial Statements.

SUBPRIME ADVANTAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(AUDITED)

	For the	From Inception	From Inception
	year	(December 17, 2009)	(December 17, 2009)
	ended	to	to
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses:
General and administrative	3,661	163	3,824
Executive compensation	5,000	-	5,000
Professional fees	35,380	16,200	51,580
Total operating expenses	44,041	16,363	60,404

Other expenses:
Interest expense - related party	(260)	-	(260)
Total other expenses	(260)	-	(260)

Net loss	$(44,301)	$(16,363)	$(60,664)

Weighted average number of common	803,205	658,000
shares outstanding - basic

Net loss per share - basic	$(0.06)	$(0.02)

See Accompanying Notes to Financial Statements.

SUBPRIME ADVANTAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(AUDITED)

				Deficit
				Accumulated
			Additional	During	Total
	Common Shares		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
December 17, 2009
Issuance of common stock for cash on organization of the Company	600,000	$600	$5,400	$-	$6,000

December 17, 2009
Issuance of common stock for professional fees	58,000	58	14,942	-	15,000

Net loss	-	-	-	(16,363)	(16,363)

Balance, December 31, 2009	658,000	658	20,342	(16,363)	4,637

September 17, 2010
Issuance of common stock for cash	500,000	500	49,500	-	50,000

December 31, 2010
Donated executive compensation	-	-	3,000	-	3,000

Net loss	-	-	-	(44,301)	(44,301)

Balance, December 31, 2010	1,158,000	$1,158	$72,842	$(60,664)	$13,336

SUBPRIME ADVANTAGE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(AUDITED)

		From Inception	From Inception
	For the	(December 17, 2009)	(December 17, 2009)
	year ended	to	to
	December 31,	December 31,	December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,301)	$(16,363)	$(60,661)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	15,000	15,000
Donated executive compensation	3,000	-	3,000
Loss on deposit	1,000	-	1,000
Amortization	87	-	87
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(4,563)	-	(4,563)
Increase in accounts payable	5,621	1,363	6,984
Increase in accrued interest payable - related party	260	-	260

Net cash used in operating activities	(39,896)	-	(38,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software	(349)	-	(349)
Deposits	(1,000)	-	(1,000)

Net cash used in investing activities	(1,349)	-	(1,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	50,000	6,000	56,000
Proceeds from notes payable - related party	9,000	-	9,000

Net cash provided by financing activities	59,000	6,000	65,000

NET CHANGE IN CASH	18,755	6,000	24,755

CASH AT BEGINNING OF YEAR	6,000	-	-

CASH AT END OF YEAR	$24,755	$6,000	$24,755

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	58,000	58,000
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