Form 10-Q
period 2011-03-31
Citadel Exploration, Inc.
filed 2011-05-16
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-164850

CITADEL EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1550482
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Bryant Circle, Unit D, Ojai, California	93023
(Address of principal executive offices)	(Zip Code)

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
Yes ☐    No ☒

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 6, 2010 was 20,200,000 shares.

CITADEL EXPLORATION, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$24	$24,755
Prepaid expenses	375	4,563
Total current assets	399	29,318

Software, net	175	262
Tradename	275	-

Total assets	$849	$29,580

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current liabilities:
Accounts payable	$125	$6,984
Accrued interest payable - related party	395	260
Total current liabilities	520	7,244

Long term liabilities:
Notes payable - related party	9,000	9,000
Total long term liabilities	9,000	9,000

Total liabilities	9,520	16,244

Stockholders' equity(deficit):
Common stock, $0.001 par value, 100,000,000 shares
authorized, 13,896,000 and 13,896,000 shares issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	13,896	13,896
Additional paid-in capital	60,104	60,104
Deficit accumulated during development stage	(82,671)	(60,664)
Total stockholders' equity(deficit)	(8,671)	13,336

Total liabilities and stockholders' equity(deficit)	$849	$29,580

See Accompanying Notes to Financial Statements.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(unaudited)

	For the	For the	From Inception
	three months	three months	(December 17, 2009)
	ended	ended	To
	March 31,	March 31,	March 31,
	2011	2010	2010

Revenue	$-	$-	$-

Operating expenses:
General and administrative	1,458	206	5,282
Executive compensation	-	1,400	5,000
Professional fees	20,414	4,722	71,994
Total operating expenses	21,872	6,328	82,276

Other expenses:
Interest expense - related party	(135)	-	(395)
Total other expenses	(135)	-	(395)

Net loss	$(22,007)	$(6,328)	$(82,671)

Weighted average number of common shares	13,896,000	7,896,000
outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(unaudited)

			From Inception
			(December 17, 2009)
	For the three months ended		To
	March 31,		March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,007)	$(6,328)	$(82,671)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	15,000
Donated executive compensation	-	400	3,000
Loss on deposit	-	-	1,000
Amortization	87	-	174
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	4,188	-	(375)
Increase in accounts payable	(6,859)	1,537	125
Increase in accrued interest payable - related party	135	-	395

Net cash used in operating activities	(24,456)	(4,391)	(63,352)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software	-	-	(349)
Tradename	(275)	-	(275)
Deposits	-	-	(1,000)

Net cash used in investing activities	(275)	-	(1,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	-	56,000
Proceeds from notes payable - related party	-	-	9,000

Net cash provided by financing activities	-	-	65,000

NET CHANGE IN CASH	(24,731)	(4,391)	24

CASH AT BEGINNING OF YEAR	24,755	6,000	-

CASH AT END OF YEAR	$24	$1,609	$24

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	-	58,000

See Accompanying Notes to Financial Statements.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company’s 10-K annual report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Organization
On March 2, 2011, the Company amended its articles of incorporation and changed its name from Subprime Advantage, Inc. to Citadel Exploration, Inc.

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

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Computer software                                                      1 year

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as March 31, 2011 and December 31, 2010.  Amortization for the three months ended March 31, 2011 and 2010 was $87 and $87, respectively.

Trademarks
ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of March 31, 2011, the Company believes there is no impairment of its intangible assets.

The Company's intangible assets consist of the costs of filing and acquiring various trademarks. The trademarks are recorded at cost. The Company determined that the trademarks have an estimated useful life of 10 years and will be reviewed annually for impairment.  Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once production begins and the related revenues are recorded.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-02 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (December 17, 2009) through the period ended March 31, 2011 of ($82,671). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	March 31, 2011	December 31, 2010
Note payable to an officer, director and shareholder, unsecured, 6% interest, due June 2013	$3,000	$3,000
Note payable to an officer, director and shareholder, unsecured, 6% interest, due July 2013	5,000	5,000
Note payable to an officer, director and shareholder, unsecured, 6% interest, due September 2013	1,000	1,000

	$9,000	$9,000

Interest expense for the three months ended March 31, 2011 and 2010 was $135 and $260, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

On March 2, 2011, the Company effected a 12-to-1 forward stock split of its $0.001 par value common stock with a record date of March 22, 2011.

All shares and per share amounts have been retroactively restated to reflect the split discussed above.

During the three months ended March 31, 2011, there have been no other issuances of common stock.

NOTE 5 – WARRANTS AND OPTIONS

As of March 31, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 – MATERIAL AGREEMENTS

On February 28, 2011, the Registrant, entered into a Membership Purchase Agreement and Plan of Reorganization (the “Original Agreement”) with Citadel Explorations, LLC, a California Limited Liability Company (“CEL”) to acquire 100% of CEL’s outstanding membership interest in exchange for 14,000,000 shares of common stock, concurrent with the Closing.  Additionally, the Original Agreement sets forth conditions that the Company shall have obtained a cancellation of 7,696,000 shares of common stock.  The Original Agreement with CEL, upon closing, will provide the Company with the ownership of 100% of CEL, which is involved in the oil and gas operating business.

Additionally, the officers and board of directors of the Company will resign and appoint Michael J. Finch as Chief Executive Officer, President and a Director, Daniel L. Szymanski as Chairman of the Board, Christopher M. Whitcomb as Chief Financial Officer and a Director, James Borgna as a Director, and Jacob L. Barnhart as a Director of the Company until the next annual meeting of stockholders, or until successors have been elected.

NOTE 7– SUBSEQUENT EVENTS

On April 27, 2011, the Company entered into an Addendum No. 1 (“Addendum”) to the Membership Purchase Agreement and Plan of Reorganization dated February 28, 2011 (“Original Agreement”) with Citadel Exploration, LLC (“CEL”), a California Limited Liability Company.  Pursuant to the Addendum the effective date was extended from April 1, 2011 to May 9, 2011 to complete the conditions set forth in the Membership Purchase Agreement.

The acquisition of 100% of the outstanding membership interest of CEL was completed on May 3, 2011.

Pursuant to the Membership Purchase Agreement, on May 5, 2011, the Company issued a total of 14,000,000 shares of our restricted common stock to the Members of CEL in exchange for 100% of the membership interest of CEL.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

o	our ability to diversify our operations;

o	exploration risks such as drilling unsuccessful wells;

o	our ability to attract key personnel;

o	our ability to operate profitably;

o	our ability to efficiently and effectively finance our operations, and/or purchase orders;

o	inability to achieve future sales levels or other operating results;

o	inability to raise additional financing for working capital;

o	inability to efficiently manage our operations;

o	the inability of management to effectively implement our strategies and business plans;

o	the unavailability of funds for capital expenditures and/or general working capital;

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

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Citadel”, “the Company”, and similar terms refer to Citadel Exploration, Inc. unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Background

Citadel Exploration, Inc., formerly Subprime Advantage, Inc., is a development stage company incorporated in the State of Nevada in December of 2009. We were formed to provide information to owners of distressed properties on the brink of foreclosure, as well as bring potential investors and sellers together in an informative, logical situation. In addition, the process of acquiring information on distressed properties, or properties with subprime mortgages, or other types of investment opportunities, we may locate properties which may be acquisition candidates for us.

On February 28, 2011, we entered into an agreement for the acquisition of 100% of the membership interest of Citadel Exploration, LLC (“CEL”), a California limited liability company.

On March 2, 2011, we changed our name from Subprime Advantage, Inc. to Citadel Explorations, Inc. in anticipation of the completion of the acquisition of 100% of all of the outstanding membership interest of CEL.  The acquisition of 100% of the outstanding membership interest of CEL was completed on May 3, 2011.

The name change occurred as a result of a majority of the stockholders executing a consent approving the Board of Directors recommendation to change the Company’s name. Additionally, on March 2, 2011, our Board of Directors approved a twelve (12) to one (1) forward split of our common stock outstanding as of March 22, 2011, the record date. The number of shares of common stock issued and outstanding prior to the forward split was 1,158,000. Immediately after the forward split, the number of shares issued and outstanding increased to 13,896,000.

Change in Control and Recent Change in Management

In connection with the closing of the Membership Purchase Agreement the Members of CEL acquired control of the Company. The Members of CEL acquired beneficial control of approximately 14,000,000 shares of common stock as a result of their membership interest in CEL of which the Company acquired 100% of the membership interest pursuant to the Membership Purchase Agreement.

Additionally, in connection with the closing of the Membership Purchase Agreement, we accepted the resignation of our prior sole officer and director and appointed Michael J. Finch as Chief Executive Officer, President and a Director, Daniel L. Szymanski as Chairman of the Board, Christopher M. Whitcomb as Chief Financial Officer and a Director, James Borgna as a Director, and Jacob L. Barnhart as a Director of the Company on May 3, 2011.

Our Operations

As a result of completing the acquisition of the Shallow Indian Oil Development Project, located in the Bitterwater sub-basin of the Salinas Basin in California, consisting of 688.71 acres of leased property through the acquisition of 100% of the outstanding membership interest of CEL on May 3, 2011, our focus has been redirected to the oil and gas operations of CEL. We are now an oil and gas exploration, development and production company. Our principal strategy is to focus on the acquisition of oil and natural gas mineral leases that have existing production and cash flow. Once acquired, we strive to implement an accelerated development program utilizing capital resources, a regional operating focus, an experienced management and technical team, and enhanced recovery technologies to attempt to increase production and increase returns for our stockholders. Our oil and natural gas acquisition and development activities are currently focused in the Salinas Basin of California.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $82,671 for the period from inception (December 17, 2009) to March 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Please note that the results of operations provided below do not relate to the current operations acquired through the closing of the acquisition with CEL.

Since our inception on December 17, 2009 through March 31, 2011, we have not generated any revenues.

Operating expenses totaled $21,872 during the three months ended March 31, 2011 as compared to $6,328 in the prior year. Operating expenses primarily consisted of general and administrative fees and professional fees in the three months ended March 31, 2011.

General and administrative fees increased $1,252 from the three months ended March 31, 2010 to the three months ended March 31, 2011. This increase was primarily as a result of having a license/permit expense in the period ended in 2011 and not in the same period a year ago.

Professional fees increased $15,692 from the three months ended March 31, 2010 to the three months ended March 31, 2011. The increase was primarily due to an increase in legal fees.

Liquidity and Capital Resources

As of March 31, 2011, we did not have any cash or cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Current Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$(24,456)	$(4,391)
Net cash provided by (used in) investing activities	(275)	-
Net cash provided by (used in) financing activities	-	-
Net increase/(decrease) in Cash	(24,731)	(4,391)
Cash, beginning of year	24,755	6,000
Cash, end of year	$24	$1,609

Without cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully develop our Shallow Indian Oil Development Project, or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Our ability to obtain additional capital through additional equity and/or debt financing, and Joint Venture or Working Interest partnerships will also be important to our expansion plans. In the event we experience any significant problems assimilating acquired assets into our operations or cannot obtain the necessary capital to pursue our strategic plan, we may have to reduce the growth of our operations. This may materially impact our ability to increase revenue and continue our growth.

Off-Balance Sheet Arrangements

As of the date of this Current Report, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Operation Plan

Our plan is to focus on the acquisition and drilling of prospective oil and natural gas mineral leases. Once we have tested a prospect as productive, subject to availability of capital, we will implement a development program with a regional operating focus in order to increase production and increase returns for our stockholders. Exploration, acquisition and development activities are currently focused in California. Depending on availability of capital, and other constraints, our goal is to increase stockholder value by finding and developing oil and natural gas reserves at costs that provide an attractive rate of return on our investments.

We expect to achieve these results by:

•	Investing capital in exploration and development drilling and in secondary and tertiary recovery of oil as well as natural gas;

•	Using the latest technologies available to the oil and natural gas industry in our operations;

•	Finding additional oil and natural gas reserves on the properties we acquire.

In addition to raising additional capital we plan to take on Joint Venture (JV) or Working Interest (WI) partners who may contribute to the capital costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing properties or companies and generally expand our existing operations.

Because of our limited operating history we have yet to generate any revenues from the sale of oil or natural gas. Our activities have been limited to raising capital, negotiating WI agreements, becoming a publicly traded company and preliminary analysis of reserves and production capabilities from our exploratory test wells.

Our future financial results will depend primarily on: (i) the ability to continue to source and screen potential projects; (ii) the ability to discover commercial quantities of natural gas and oil; (iii) the market price for oil and natural gas; and (iv) the ability to fully implement our exploration and development program, which is dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding to increase our currently limited capital resources.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Michael Finch, and our Principal Financial Officer, Christopher Whitcomb evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation and assessment, Mr. Michael Finch and Mr. Christopher Whitcomb concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

RISKS RELATED TO OUR BUSINESS

We are a development stage company organized in December 2009 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment.

We were incorporated in December of 2009 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $82,671 as of March 31, 2011, and (iii) we have incurred losses of $82,671 from our inception through the period ended March 31, 2011. We have been focused on organizational and start-up activities and business plan development. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

Although we have commenced the development of our new business plan, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for oil and gas, our ability to supply oil, the level of our competition and our ability to attract and maintain key management and employees which include skilled oil and gas technology experts.  Additionally, our auditor’s report reflects that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

We recently acquired an oil and gas exploration company for purposes of acquiring its assets, a 688.71 acre oil development project. There is a risk that we will be unsuccessful in the extraction of oil from the leased property.

On May 3, 2011 we acquired a 668.71 acre oil and gas lease called the Shallow Indian Oil Development Project, located at the Bitterwater sub-basin of the Salinas Basin in California for the purpose of exploring for oil. Because the exploration of oil has inherent risks, we are at risk of being unsuccessful in locating oil and/or the extraction of oil.

We are significantly dependent on our officers and directors, all of whom have limited experience in running a public company. The loss or unavailability to the Company, of these individuals and their services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of our new management. It would be difficult to replace our new management at such an early stage of development of the Company. The loss by or unavailability to the Company, of our new management’s services would have an adverse effect on our business, operations and prospects, in that our inability to replace our new management could result in the loss of one’s investment. There can be no assurance that we would be able to locate or employ personnel to replace our new management, should their services be discontinued. In the event that we are unable to locate or employ personnel to replace our new management, then, in that event we would be required to cease pursuing our business opportunity, which would result in a loss of your investment.

Our management team is involved with other businesses and there can be no assurance that they will continue to provide services to us.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Our management is currently involved in other businesses.

Because of competitive pressures from competitors with more resources, we may fail to implement our business model profitably.

The business of oil and gas exploration is a very risky venture.  Even though we believe a strong business plan is in place, our plan may fail due to a continued decrease in market values, as well as the continued effects of the current recession.

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of your investment.

Due to our very recent change in operations, we will have to incur the costs associated with developing an oil and gas exploration company. To fully implement our business plan we will require substantial additional funding. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

RISKS ASSOCIATED WITH OIL AND GAS OPERATIONS

Drilling wells is speculative, often involving significant costs that may be more than our estimates, and may not result in any addition to our production or reserves. Any material inaccuracies in drilling costs, estimates or underlying assumptions will materially affect our business.

Developing and exploring for natural gas and oil involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. Our initial drilling and development sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. Any success that we may have with these wells or any future drilling operations will most likely not be indicative of our current or future drilling success rate, particularly, because we intend to emphasize on exploratory drilling. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

Development of our reserves, when established, may not occur as scheduled and the actual results may not be as anticipated. Drilling activity may result in downward adjustments in reserves or higher than anticipated costs. Our estimates will be based on various assumptions, including assumptions required by the Securities and Exchange Commission relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating our natural gas and oil reserves is anticipated to be extremely complex, and will require significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Due to our inexperience in the oil and gas industry, our estimates may not be reliable enough to allow us to be successful in our intended business operations. Our actual production, revenues, taxes, development expenditures and operating expenses will likely vary from those anticipated. These variances may be material.

If we are unable to continue drilling operations pursuant to the terms set forth in our lease agreement with Vintage Petroleum, LLC, the lease agreement may be terminated. If we were to lose the lease our financial condition and results of operations would be adversely affected.

Our lease ownership is subject to termination in the event we are unable to continue drilling operations as set forth in the lease agreement. In the event we are unable to continue with our drilling operations, then we will lose our rights to the lease. Such loss would prevent us from pursuing development activity on the leased property and will have a substantial impact on our financial condition and results of operations.

Gas and Oil prices are volatile. This volatility may occur in the future, causing negative change in cash flows which may result in our inability to cover our capital expenditures.

Our future revenues, profitability, future growth and the carrying value of our properties is anticipated to depend substantially on the prices we may realize for our natural gas and oil production. Our realized prices may also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital.

Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in or perceptions regarding supply and demand. Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. For example, natural gas and oil prices declined significantly in late 1998 and 1999 and, for an extended period of time, remained substantially below prices obtained in previous years. Among the factors that can cause this volatility are:

•	worldwide or regional demand for energy, which is affected by economic conditions;

•	the domestic and foreign supply of natural gas and oil;

•	weather conditions;

•	domestic and foreign governmental regulations;

•	political conditions in natural gas and oil producing regions;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and

•	the price and availability of other fuels.

It is impossible to predict natural gas and oil price movements with certainty. Lower natural gas and oil prices may not only decrease our future revenues on a per unit basis but also may reduce the amount of natural gas and oil that we can produce economically. A substantial or extended decline in natural gas and oil prices may materially and adversely affect our future business enough to force us to cease our business operations. In addition, our financial condition, results of operations, liquidity and ability to finance planned capital expenditures will also suffer in such a price decline. Further, natural gas and oil prices do not necessarily move together.

We may incur substantial write-downs of the carrying value of our gas and oil properties, which would adversely impact our earnings.

We periodically review the carrying value of our gas and oil properties under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, capitalized costs of proved gas and oil properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at an annual rate of 10%. Application of this “ceiling” test requires pricing future revenue at the un-escalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. We may be required to write down the carrying value of our gas and oil properties when natural gas and oil prices are depressed or unusually volatile, which would result in a charge against our earnings. Once incurred, a write-down of the carrying value of our natural gas and oil properties is not reversible at a later date.

Currently the vast majority of our properties are located in the Bitterwater sub-basin of the Salinas Basin in the County of San Benito, California, making us vulnerable to risks associated with having our production concentrated in one area.

The vast majority of our properties are geographically concentrated in the Bitterwater sub-basin of the Salinas Basin in the County of San Benito, California. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by significant governmental regulation, transportation capacity constraints, curtailment of production, natural disasters, adverse weather conditions or interruption of transportation of natural gas produced from the wells in this basin or other events which impact this area.

Competition in our industry is intense. We are very small and have an extremely limited operating history as compared to the vast majority of our competitors, and we may not be able to compete effectively.

We intend to compete with major and independent natural gas and oil companies for property acquisitions. We will also compete for the equipment and labor required to operate and to develop natural gas and oil properties. The majority of our anticipated competitors have substantially greater financial and other resources than we do. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for natural gas and oil properties and may be able to define, evaluate, bid for and acquire a greater number of properties than we can. Our ability to acquire additional properties and develop new and existing properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, some of our competitors have been operating in our core areas for a much longer time than we have and have demonstrated the ability to operate through industry cycles.

The natural gas and oil business involves numerous uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

Our development, exploitation and exploration activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas and oil well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. In addition to their cost, unsuccessful wells can hurt our efforts to replace reserves.

The natural gas and oil business involves a variety of operating risks, including:

•	fires;

•	explosions;

•	blow-outs and surface cratering;

•	uncontrollable flows of oil, natural gas, and formation water;

•	natural disasters, such as hurricanes and other adverse weather conditions;

•	pipe, cement, or pipeline failures;

•	casing collapses;

•	embedded oil field drilling and service tools;

•	abnormally pressured formations; and

•	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If we experience any of these problems, it could affect well bores, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

•	injury or loss of life;

•	severe damage to and destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	clean-up responsibilities;

•	regulatory investigation and penalties;

•	suspension of our operations; and

•	repairs to resume operations.

Because we intend to use third-party drilling contractors to drill our wells, we may not realize the full benefit of worker compensation laws in dealing with their employees. Our insurance does not protect us against all operational risks. We do not carry business interruption insurance at levels that would provide enough funds for us to continue operating without access to other funds. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could impact our operations enough to force us to cease our operations.

The high cost of drilling rigs, equipment, supplies, personnel and other services could adversely affect our ability to execute on a timely basis our development, exploitation and exploration plans within our budget.

Shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or interrupt our operations, which could impact our financial condition and results of operations. Drilling activity in the geographic areas in which we conduct drilling activities may increase, which would lead to increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. Increased drilling activity in these areas may also decrease the availability of rigs. We do not have any contracts with providers of drilling rigs and we cannot assure you that drilling rigs will be readily available when we need them. Drilling and other costs may increase further and necessary equipment and services may not be available to us at economical prices.

Our lease ownership may be diluted due to financing strategies we may employ in the future due to our lack of capital or due to our focus on producing leases.

To accelerate our development efforts we plan to take on working interest partners that will contribute to the costs of drilling and completion and then share in revenues derived from production. In addition, we may in the future, due to a lack of capital or other strategic reasons, establish joint venture partnerships or farm out all or part of our development efforts. These economic strategies may have a dilutive effect on our lease ownership and will more than likely reduce our operating revenues.

In addition, our lease ownership is subject to forfeiture in the event we are unwilling or unable to continue making lease payments. Our leases vary in price per acre and on the term period of the lease. Each lease requires payment to maintain an active lease. In the event we are unable or unwilling to make our lease payments or renew expiring leases, then we will forfeit our rights to such leases. Such forfeiture would prevent us from pursuing development activity on the leased property and could have a substantial impact on our gross leased acreage.

We are subject to complex laws and regulations, including environmental regulations, which can adversely affect the cost, manner or feasibility of doing business.

Development, production and sale of natural gas and oil in the United States are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

•	location and density of wells;

•	the handling of drilling fluids and obtaining discharge permits for drilling operations;

•	accounting for and payment of royalties on production from state, federal and Indian lands;

•	bonds for ownership, development and production of natural gas and oil properties;

•	transportation of natural gas and oil by pipelines;

•	operation of wells and reports concerning operations; and

•	taxation.

Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our costs. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations enough to possibly force us to cease our business operations.

Our oil and gas operations may expose us to environmental liabilities.

Any leakage of crude oil and/or gas from the subsurface portions of our wells, our gathering system or our storage facilities could cause degradation of fresh groundwater resources, as well as surface damage, potentially resulting in suspension of operation of the wells, fines and penalties from governmental agencies, expenditures for remediation of the affected resource, and liabilities to third parties for property damages and personal injuries. In addition, any sale of residual crude oil collected as part of the drilling and recovery process could impose liability on us if the entity to which the oil was transferred fails to manage the material in accordance with applicable environmental health and safety laws.

We are exposed to the effects of changing commodity prices.

We are primarily in a commodities business with a history of price volatility. The single largest variable that affects the Company’s results of operations is the price of crude oil, which can be influenced by general economic conditions and geopolitical risk. We accept the risk of changing commodity prices as part of our business planning process. As such, an investment in the Company carries significant exposure to fluctuations in crude oil prices.

During extended periods of historically low prices for crude oil, the Company’s upstream earnings and capital and exploratory expenditure programs will be negatively affected. Upstream assets may also become impaired. The impact on downstream earnings is dependent upon the supply and demand for refined products and the associated margins on refined product sales.

RISKS RELATED TO OUR COMMON STOCK

Because our common stock could remain under $5.00 per share, it could continue to be deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is currently under $5.00 per share, it is considered a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. If the trading price of the common stock stays below $5.00 per share, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to accept the common stock for deposit into an account or, if accepted for deposit, to sell the common stock and these restrictions may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

If we fail to remain current on our reporting requirements with the SEC, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have no late filings reported by FINRA.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We have a limited number of personnel that are required to perform various roles and duties. These individuals developed our internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

Pursuant to the Membership Purchase Agreement, on May 5, 2011, we issued a total of 14,000,000 shares of our restricted common stock to the Members of CEL in exchange for 100% of the membership interest of CEL.

We believe that the issuance and sale of the above 14,000,000 shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

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

Other than the expenses of the offering, which include $5,000 in legal fees, $300 in copying costs, $1,000 for SEC and state filing fees, $2,000 for audit fees and $1,000 for accounting fees, the net proceeds of the offering have been utilized by us to cover the expense, primarily of legal, accounting, and audit expenses to facilitate our new acquisition of the 688.71 acres oil lease.

During the three months ended March 31, 2011, we spent $275 in registering a trade name with the United States Patent Office, $1,546 in general and administrative expenses, and professional fees totaling $22,910.  The professional fees consisted of accounting fees of $4,000, consulting fees of $200, edgar filing fees of $850 and legal fees of $17,860.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on December 17, 2009 through the period ended March 31, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EXPLORATION, INC.

Date: May 13, 2011	By:	/S/ Michael Finch
Michael Finch
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)