Form 10-Q
period 2011-06-30
Citadel Exploration, Inc.
filed 2011-08-19
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-164850

CITADEL EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1550482
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Bryant Circle, Unit D

Ojai, California 93023

(Address of principal executive offices)

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

Yes ☒    No ☐

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

Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 3, 2011 was 20,220,000 shares.

CITADEL EXPLORATION, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$ 119	$ -
Prepaid Expenses	10,330	-
Total current assets	10,449	-

Oil and gas properties	137,773	81,323
Website, net	1,337	-

Total assets	$ 149,559	$ 81,323

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 58,692	$ 800
Accrued interest payable - related party	351	-
Total current liabilities	59,043	800

Long term liabilities:
Notes payable - related party	81,200	-
Total long term liabilities	81,200	-

Total liabilities	140,243	800

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 20,200,000 and 14,000,000 shares issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	20,220	14,000
Additional paid-in capital	80,569	72,293
Stock payable	34,000	-
Deficit accumulated during development stage	(125,473)	(5,770)
Total stockholders' equity	9,316	80,523

Total liabilities and stockholders' equity	$ 149,559	$ 81,323

See Accompanying Notes to Consolidated Financial Statements.

(FORMERLY SUBPRIME ADVANTAGE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

					(Inception)
	For the three months		For the six months		November 6, 2006
	ended		ended		to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	6,324	-	7,717	-	9,258
Amortization	38	-	38	-	38
Professional fees	111,597	-	111,597	-	111,597
Total operating expenses	117,959	-	119,352	-	120,893

Other expenses:
Interest expense - related party	(351)	-	(351)	-	(351)
Total other expenses	(351)	-	(351)	-	(351)

Loss before provision for income taxes	(118,310)	-	(119,703)	-	(121,244)

Provision for income taxes	-		-		(4,229)

Net loss	$ (118,310)	$ -	$ (119,703)	$ -	$ (125,473)

Weighted average number of common shares	20,214,237	14,000,000	16,025,635	14,000,000
outstanding - basic

Net loss per share - basic	$ (0.01)	$ -	$ (0.01)	$ -

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

			(Inception)
	For the six months		November 6, 2006
	ended		to
	June 30,		June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (119,703)	$ -	$ (125,473)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization	38	-	38
Changes in operating assets and liabilities:
Increase in accounts payable	28,627	-	29,427
Increase in accrued interest payable - related party	351	-	351

Net cash used in operating activities	(90,687)	-	(95,657)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase oil and gas properties	(66,780)	-	(148,103)
Website	(1,375)	-	(1,375)

Net cash used in investing activities	(68,155)	-	(149,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	77,761	-	164,054
Proceeds from notes payable - related party	81,200	-	81,200

Net cash provided by financing activities	158,961	-	245,254

NET CHANGE IN CASH	119	-	119

CASH AT BEGINNING OF YEAR	-	-	-

CASH AT END OF YEAR	$ 119	$ -	$ 119

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See Accompanying Notes to Consolidated Financial Statements.

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

Principles of Consolidation

For the year ended December 31, 2010, the consolidated financial statements include the accounts of Citadel Exploration, LLC.  For the six months ended June 30, 2011, the consolidated financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC.   All significant intercompany balances and transactions have been eliminated.   Citadel Exploration, Inc. and Citadel Exploration, LLC will herein be collectively referred to as the “Company”.

Nature of operations

Currently, the Company is focused on the acquisition and development of oil and gas resources in California.  The Company has not yet found oil and gas resources in commercially exploitable quantities and is engaged in exploring land in an effort to discover them.  The Company has been in the exploration stage since its formation and has not realized any revenues from its planned principal operations.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Oil and gas properties

The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration, development and estimated abandonment costs incurred for the purpose of acquiring and finding oil and natural gas are capitalized within cost centers. At December 31, 2010 and 2009, the Company had one cost center – California.  Unevaluated property costs are excluded from the amortization base until determination of the existence of proved reserves on the respective property or until the requirement for impairment. Unevaluated properties are reviewed at the end of each quarter to determine whether portions of the costs should be reclassified to the full cost pool and thereby subject to amortization. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

Capitalized costs of oil and natural gas properties evaluated as having, or not having, proved reserves are amortized in the aggregate by country using the unit-of-production method based upon estimated proved oil and natural gas reserves. For amortization purposes, relative volumes of oil and natural gas production and reserves are converted at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil. Amortizable costs include estimates of future development costs of proved undeveloped reserves. The costs of properties not yet evaluated are not amortized until evaluation of the property. Such evaluations for a well and associated lease rights are made when it is determined whether or not the well has proved oil and natural gas reserves. Other unevaluated properties are evaluated for impairment as of the end of each calendar quarter based upon various factors at the time, including drilling plans, drilling activity, management’s estimated fair values of lease rights by project, and remaining lives of leases.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized costs of oil and natural gas properties (net of related deferred income taxes) may not exceed a ceiling amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and natural gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling amount, the excess is charged to earnings as an impairment expense, net of its related reduction of the deferred income tax provision. The present value of estimated future net cash flows is computed by applying the twelve-month historical averages of prices of oil and natural gas to estimated future production of proved oil and natural gas reserves as of period-end, less estimated future expenditures (at period-end rates) to be incurred in developing and producing the proved reserves and assuming continuation of economic conditions existing at period-end. The present value of future net cash flows of proved reserves excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet.

Revenue recognition

The Company recognizes oil and natural gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. Gas-balancing arrangements are accounted for using the sales method.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-07 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (November 6, 2006) through the period ended June 30, 2011 of ($125,473). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – OIL AND GAS PROPERTIES

The costs capitalized in oil and gas properties as of June 30, 2011 and December 31, 2010 are as follows:

	2011	2010

Oil and gas property lease	$ 51,653	$ 41,323
Exploration	86,120	40,000
	$ 137,773	$ 81,323

On January 31, 2009, the Company entered into an oil, gas and mineral lease with an unrelated third party.  The Company has the right to develop and operate the leased premises for an initial term of three years and the lease will continue as long as the Company continues actual drilling operations and continued development.  The initial minimum lease payment of $20,661 was made upon execution of the lease and the two remaining minimum lease payments of $20,661 were due on January 31, 2010 and 2011.  Additionally, the Company is obligated to pay royalties to the unrelated third party.  On oil and gas from all wells on the leased premises, the royalty is a total of 20% of the market value.  The royalty payments are due on or before the last day of each month for the preceding month’s activity.  If the royalty payment is not made timely, the Company will owe a 10% per annum interest on the royalties due.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	June 30, 2011	December 31, 2010

Note payable to an entity owned and controlled by an officer, director and shareholder, unsecured, 4% interest, due upon demand	$ 60,000	$ -
Note payable to an entity owned and controlled by an officer, director and shareholder, unsecured, 4% interest, due upon demand	8,450	-
Note payable to an entity owned and controlled by an officer, director and shareholder, unsecured, 4% interest, due upon demand	12,750	-

	$ 81,200	$ -

Interest expense for the six months ended June 30, 2011 and 2010 was $351 and $0, respectively.  Interest expense for the three months ended June 30, 2011 and 2010 was $351 and $0, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On March 2, 2011, the Company effected a 12-to-1 forward stock split of its $0.001 par value common stock with a record date of March 22, 2011.

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

All shares and per share amounts have been retroactively restated to reflect the split discussed above.

On May 6, 2011, the Company issued 14,000,000 shares to an individual in exchange for a 100% interest in Citadel Exploration, LLC.  As part of the Membership Purchase Agreement the former officers and directors agreed to cancel 7,696,000 shares of common stock.  On May 3, 2011, the transaction was closed and 100% interest in Citadel Exploration, LLC was acquired by the Company.  For accounting purposes, the acquisition of Citadel Exploration, LLC by the Company has been recorded as a reverse acquisition of a public company and recapitalization of Citadel Exploration, LLC based on the factors demonstrating that Citadel Exploration, LLC represents the accounting acquirer.  The historic financial statements of Citadel Exploration, LLC and related entities, while historically presented as an LLC equity structure, have been retroactively presented as a corporation for comparability purposes.  The Company changed its business direction and is now an oil and gas company.

On May 20, 2011, the Company sold 62,500 shares of common stock for cash of $50,000.  As of June 30, 2011, the Company issued 20,000 shares of common stock.  The remaining 42,500 shares have not been issued and has been recorded to stock payable.

During the six months ended June 30, 2011, there have been no other issuances of common stock.

NOTE 6 – WARRANTS AND OPTIONS

As of June 30, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 – MATERIAL AGREEMENTS

On May 3, 2011, the Registrant, completed a Membership Purchase Agreement and Plan of Reorganization originally dated February 28, 2011, (the “Original Agreement”) with Citadel Explorations, LLC, a California Limited Liability Company (“Citadel LLC”) acquiring 100% of Citadel, LLC’s outstanding membership interest in exchange for 14,000,000 shares of common stock, concurrent with the Closing.  Additionally, the Original Agreement sets forth conditions that the Company shall have obtained a cancellation of 7,696,000 shares of common stock.  The Original Agreement with Citadel, LLC, provides the Company with the ownership of 100% of Citadel, LLC, which is involved in the oil and gas operating business.

Additionally, the officers and board of directors of the Company will resign and appoint Armen Nahabedian, to serve as Chief Executive Officer, President, Secretary, Treasurer, and a Director of the Registrant. Mr. Nahabedian shall serve as a Director of the Registrant until the next annual meeting of stockholders, or until successors have been elected.

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

On March 2, 2011, we changed our name from Subprime Advantage, Inc. to Citadel Explorations, Inc. in anticipation of the completion of the acquisition of 100% of all of the outstanding membership interest of CEL.  The acquisition of 100% of the outstanding membership interest of CEL was completed on May 3, 2011.  As a result of the completion of the acquisition, we are an oil and gas exploration company with operations in the Salinas Basin of California.

Recent Addition to Management

On August 9, 2011, we appointed Mr. Armen Nahabedian as Chief Executive Officer, President and a Director of the Company.  Prior to the appointment of Mr. Nahabedian, we accepted the resignation of Mr. Michael J. Finch as Chief Executive Officer and President but remained as a Director of the Company.

Mr. Nahabedian is a fourth generation oil and gas explorer in the state of California.  In 1999, Mr. Nahabedian joined the United States Marine Corp as an infantryman and reached the rank of Corporal (E-4) before serving in operation Iraqi Freedom and receiving an honorable discharge in 2003. Mr. Nahabedian immediately thereafter went to work in the oil fields of the South San Joaquin Valley for his family’s oil company, The Nahabedian Exploration Group.  After early success in his exploration efforts Mr. Nahabedian became a regional supervisor and managed the drilling operations for some of the deepest exploratory wells drilled in the state of California from 2004 through2007.  In 2007, Mr. Nahabedian then joined The Nahabedian Exploration Group as a partner and supervised land acquisition efforts (over 750,000 acres leased or optioned) and prospect generation.  Mr. Nahabedian continued to act as an operational supervisor and in 2009, he became involved in business development and finance. Acting as the company’s primary fund raiser Mr. Nahabedian educated himself on public financing and securities and with the assistance of an experienced legal team formed Citadel Exploration Inc in 2011.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $125,473 for the period from inception (November 6, 2006) to June 30, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

For accounting purposes, the acquisition of Citadel Exploration, LLC by the Company has been recorded as a reverse acquisition of a public company and recapitalization of Citadel Exploration, LLC based on the factors demonstrating that Citadel Exploration, LLC represents the accounting acquirer.  The historic financial statements of Citadel Exploration, LLC and related entities, while historically presented as an LLC equity structure, have been retroactively presented as a corporation for comparability purposes.

Since our inception on November 6, 2006 through June 30, 2011, we have not generated any revenues.

Operating expenses totaled $117,959 during the three months ended June 30, 2011 and $119,352 during the six months ended June 30, 2011 as compared to $0 in the prior year. Operating expenses primarily consisted of general and administrative fees and professional fees in the six and three months ended June 30, 2011.

General and administrative fees increased $6,324 from the three months ended June 30, 2010 to the three months ended June 30, 2011. This increase was primarily as a result of having a license/permit expense in the period ended in 2011 and not in the same period a year ago.

General and administrative fees increased $7,717 from the six months ended June 30, 2010 to the six months ended June 30, 2011. This increase was primarily as a result of having a license/permit expense in the period ended in 2011 and not in the same period a year ago.

Professional fees increased $111,597 from the three and six months ended June 30, 2010 to the three and six months ended June 30, 2011. The increase was primarily due to an increase in legal fees.

Liquidity and Capital Resources

As of June 30, 2011, we did not have any cash or cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2011 and 2010:

                                                                                                                                                                                                                                                                                                                   Six Months Ended

                                                                                                                                                                                                                                                                                                                                                                                                                   June 30,

	2011	2010
Net cash used in operating activities	$(90,687)	-
Net cash used in investing activities	(68,155)	-
Net cash provided by financing activities	158,961	-
Net increase in Cash	119	-
Cash, beginning of year	-	-
Cash, end of year	$119	-

As of June 30, 2011, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

On April 8, 2011, our wholly-owned subsidiary, Citadel Exploration, LLC, executed a $50,000 line of credit with The Nahabedian Group (“TNG”), a related third party. During the quarter ended June 30, 2011, we received $12,750 from TNG. The note is due on upon demand and bears interest at a rate of 4% per year.

On May 11, 2011, our wholly-owned subsidiary, Citadel Exploration, LLC, executed a $50,000 line of credit with Gold or Glory, Inc. (“Gold or Glory”), a related third party. During the quarter ended June 30, 2011, we received $8,450 from Gold or Glory. The note is due on upon demand and bears interest at a rate of 4% per year.

On May 31, 2011, our wholly-owned subsidiary, Citadel Exploration, LLC, executed a $100,000 line of credit with Black Hawk Oil Company, LLC (“Black Hawk”), a related third party. During the quarter ended June 30, 2011, we received $60,000 from Black Hawk. The note is due on upon demand and bears interest at a rate of 4% per year.

During the three and six months ended June 30, 2011 and June 30, 2010, we had interest expense of $351 and $0, respectively.

In May 2011, we received $50,000 as a result of the private placement of 62,500 shares of our common stock at $0.80 per share, pursuant to an exemption under the provisions of Regulation D-506 promulgated under the Securities Act of 1933.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Armen Nahabedian, and our Principal Financial Officer, Christopher Whitcomb evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation and assessment, Mr. Armen Nahabedian and Mr. Christopher Whitcomb concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A. to Part II of Form 10-Q for the quarter ended March 31, 2011 and Item 1A. to Part I of Form 10-K for the year ended December 31, 2010 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

On May 6, 2011, we issued 14,000,000 shares of our restricted common stock to the managing member of Citadel Exploration, LLC in exchange for 100% of the membership interest of Citadel Exploration, LLC.

On May 20, 2011, we sold 62,500 shares of our restricted common stock to an accredited investor for a total purchase price of $50,000 all which was paid in cash. Of the 62,500 shares, 20,000 shares have been issued and 42,500 shares are in the process of being issued.

We believe that the issuance and sale of the above shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended June 30, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

On August 9, 2011, we appointed Mr. Armen Nahabedian as Chief Executive Officer, President and a Director of the Company.  Prior to the appointment of Mr. Nahabedian, we accepted the resignation of Mr. Michael J. Finch as Chief Executive Officer and President but remained as a Director of the Company.

Mr. Nahabedian is a fourth generation oil and gas explorer in the state of California.  In 1999, Mr. Nahabedian joined the United States Marine Corp as an infantryman and reached the rank of Corporal (E-4) before serving in operation Iraqi Freedom and receiving an honorable discharge in 2003. Mr. Nahabedian immediately thereafter went to work in the oil fields of the South San Joaquin Valley for his family’s oil company, The Nahabedian Exploration Group.  After early success in his exploration efforts Mr. Nahabedian became a regional supervisor and managed the drilling operations for some of the deepest exploratory wells drilled in the state of California from 2004 through2007.  In 2007 Mr. Nahabedian then joined The Nahabedian Exploration Group as a partner and supervised land acquisition efforts (over 750,000 acres leased or optioned) and prospect generation.  Mr. Nahabedian continued to act as an operational supervisor and in 2009 he became involved in business development and finance.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EXPLORATION, INC.

Date: August 18, 2011	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)