Form 10-Q
period 2011-09-30
Citadel Exploration, Inc.
filed 2011-11-21
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 21, 2011 was 20,220,000 shares.

CITADEL EXPLORATION, INC.
QUARTERLY PERIOD ENDED September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

Current assets:
Accounts receivable	$429	$-
Prepaid expenses	24,997	-
Total current assets	25,426	-

Oil and gas properties	176,503	81,323
Website, net	1,222	-

Total assets	$203,151	$81,323

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$987	$-
Accounts payable	93,330	800
Accrued interest payable	542	-
Accrued interest payable - related party	1,316	-
Notes payable	52,488	-
Notes payable - related party	108,700	-
Total current liabilities	257,363	800

Total liabilities	257,363	800

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 20,220,000 and 14,000,000 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	20,220	14,000
Additional paid-in capital	80,569	72,293
Stock payable	34,000	-
Deficit accumulated during development stage	(189,001)	(5,770)
Total stockholders' deficit	(54,212)	80,523

Total liabilities and stockholders' deficit	$203,151	$81,323

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

					(Inception)
	For the three months		For the nine months		November 6, 2006
	ended		ended		to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Revenue	$675	$-	$675	$-	$675

Operating expenses:
General and administrative	40,357	-	48,074	-	49,615
Amortization	115	-	153	-	153
Professional fees	21,323	-	132,920	-	132,920
Total operating expenses	61,795	-	181,147	-	182,688

Other expenses:
Interest expense	(1,443)	-	(1,443)	-	(1,443)
Interest expense - related party	(965)	-	(1,316)	-	(1,316)
Total other expenses	(2,408)	-	(2,759)	-	(2,759)

Loss before provision for income taxes	(63,528)	-	(183,231)	-	(184,772)

Provision for income taxes	-		-		(4,229)

Net loss	$(63,528)	$-	$(183,231)	$-	$(189,001)

Weighted average number of common shares	20,220,000	14,000,000	17,439,121	14,000,000
outstanding - basic

Net loss per share - basic	$(0.00)	$-	$(0.01)	$-

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

			(Inception)
	For the nine months		November 6, 2006
	ended		to
	September 30,		September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(183,231)	$-	$(189,001)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization	153	-	153
Changes in operating assets and liabilities:
Increase in accounts receivable	(429)	-	(429)
Increase in prepaid expenses	(24,997)	-	(24,997)
Increase in accounts payable	92,530	-	93,330
Increase in accrued interest payable	542	-	542
Increase in accrued interest payable – related party	1,316	-	1,316

Net cash used in operating activities	(114,116)	-	(119,086)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase oil and gas properties	(95,180)	-	(176,503)
Website	(1,375)	-	(1,375)

Net cash used in investing activities	(96,555)	-	(177,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash overdraft	987		987
Proceeds from sale of common stock, net of offering costs	48,496	-	134,789
Proceeds from notes payable	52,488	-	52,488
Proceeds from notes payable - related party	108,700	-	108,700

Net cash provided by financing activities	210,671	-	296,964

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF YEAR	-	-	-

CASH AT END OF YEAR	$-	$-	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

Citadel Exploration, Inc.
(Formerly Subprime Advantage, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

Principles of Consolidation
For the year ended December 31, 2010, the consolidated financial statements include the accounts of Citadel Exploration, LLC.  For the nine months ended September 30, 2011, the consolidated financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC.   All significant intercompany balances and transactions have been eliminated.   Citadel Exploration, Inc. and Citadel Exploration, LLC will be collectively referred herein to as the “Company”.

Nature of operations
Currently, the Company is focused on the acquisition and development of oil and gas resources in California.  The Company has not yet found oil and gas resources in commercially exploitable quantities and is engaged in exploring land in an effort to discover them.  The Company has been in the exploration stage since its formation and has not realized significant revenues from its planned principal operations.

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

Citadel Exploration, Inc.
(Formerly Subprime Advantage, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

Oil and gas properties
The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration, development and estimated abandonment costs incurred for the purpose of acquiring and finding oil and natural gas are capitalized within cost centers. At September 30, 2011 and December 31, 2010, the Company had one cost center – California.  Unevaluated property costs are excluded from the amortization base until determination of the existence of proved reserves on the respective property or until the requirement for impairment. Unevaluated properties are reviewed at the end of each quarter to determine whether portions of the costs should be reclassified to the full cost pool and thereby subject to amortization. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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

Citadel Exploration, Inc.
(Formerly Subprime Advantage, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-11 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (November 6, 2006) through the period ended September 30, 2011 of ($189,001). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

Citadel Exploration, Inc.
(Formerly Subprime Advantage, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 3 – PREPAID EXPENSES

As of September 30, 2011, the Company had prepaid insurance totaling $24,997.  The prepaid insurance will be expensed on a straight line basis over the life of the insurance policy.  During the three months ended September 30, 2011, the Company recorded $8,332 of insurance expenses.  During the nine months ended September 30, 2011, the Company recorded $8,332 of insurance expenses.

NOTE 4 – OIL AND GAS PROPERTIES

The costs capitalized in oil and gas properties as of September 30, 2011 and December 31, 2010 are as follows:

	2011	2010
Oil and gas property lease	$61,984	$41,323
Exploration	114,519	40,000
	$176,503	$81,323

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

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following at:

	September 30, 2011	December 31, 2010
Note payable to an individual, line of credit to borrow up to $100,000, unsecured, 10% interest, due upon demand	$52,488	$-

	$52,488	$-

Interest expense for the three months ended September 30, 2011 and 2010 was $542 and $0, respectively.  Interest expense for the nine months ended September 30, 2011 and 2010 was $542 and $0, respectively.

Citadel Exploration, Inc.
(Formerly Subprime Advantage, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 6 – NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	September 30, 2011	December 31, 2010
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $100,000, unsecured, 4% interest, due upon demand	$87,000	$-
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $50,000, unsecured, 4% interest, due upon demand	8,450	-
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $50,000, unsecured, 4% interest, due upon demand	13,250	-

	$108,700	$-

Interest expense for the three months ended September 30, 2011 and 2010 was $964 and $0, respectively.  Interest expense for the nine months ended September 30, 2011 and 2010 was $1,316 and $0, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On March 2, 2011, the Company effected a 12-to-1 forward stock split of its $0.001 par value common stock with a record date of March 22, 2011.

All shares and per share amounts have been retroactively restated to reflect the split discussed above.

On May 3, 2011, the Company issued 14,000,000 shares to an individual in exchange for a 100% interest in Citadel Exploration, LLC.  As part of the Membership Purchase Agreement the former officers and directors agreed to cancel 7,696,000 shares of common stock.  On May 3, 2011, the transaction was closed and 100% interest in Citadel Exploration, LLC was acquired by the Company.  For accounting purposes, the acquisition of Citadel Exploration, LLC by the Company has been recorded as a reverse acquisition of a public company and recapitalization of Citadel Exploration, LLC based on the factors demonstrating that Citadel Exploration, LLC represents the accounting acquirer.  The historic financial statements of Citadel Exploration, LLC and related entities, while historically presented as an LLC equity structure, have been retroactively presented as a corporation for comparability purposes.  The Company changed its business direction and is now an oil and gas company.

On May 20, 2011, the Company sold 62,500 shares of common stock for cash of $50,000.  As of June 30, 2011, the Company issued 20,000 shares of common stock.  As of September 30, 2011, the remaining 42,500 shares have not been issued and have been recorded to stock payable.

Citadel Exploration, Inc.
(Formerly Subprime Advantage, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the nine months ended September 30, 2011, there have been no other issuances of common stock.

NOTE 8 – WARRANTS AND OPTIONS

As of September 30, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 – MATERIAL AGREEMENTS

On May 3, 2011, the Registrant, entered into a Membership Purchase Agreement and Plan of Reorganization (the “Original Agreement”) with Citadel Explorations, LLC, a California Limited Liability Company (“Citadel LLC”) to acquire 100% of Citadel, LLC’s outstanding membership interest in exchange for 14,000,000 shares of common stock, concurrent with the Closing.  Additionally, the Original Agreement sets forth conditions that the Company shall have obtained a cancellation of 7,696,000 shares of common stock.  The Original Agreement with Citadel, LLC, upon closing, will provide the Company with the ownership of 100% of Citadel, LLC, which is involved in the oil and gas operating business.

Additionally, the officers and board of directors of the Company will resign and appoint Armen Nahabedian, to serve as Chief Executive Officer, President, Secretary, Treasurer, and a Director of the Registrant. Mr. Nahabedian shall serve as a Director of the Registrant until the next annual meeting of stockholders, or until successors have been elected.

On April 27, 2011, the Company entered into an Addendum No. 1 (“Addendum”) to the Membership Purchase Agreement and Plan of Reorganization dated February 28, 2011 (“Original Agreement”) with Citadel Exploration, LLC (“Citadel LLC”), a California Limited Liability Company.  Pursuant to the Addendum the effective date was extended from April 1, 2011 to May 9, 2011 to complete the conditions set forth in the Merger Agreement.

NOTE 10 – SUBSEQUENT EVENTS

During October 2011, the Company received an additional $2,810 as part of the notes payable with an individual.  The loan bears interest at 10% per annum.

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

In September 2011, we entered into a non-binding letter agreement with Nahabedian Exploration Group LLC (NEG), wherein we agreed to retain NEG as geologic consultants for activities planned in the next 18 to 36 months.  In addition, pursuant to the letter and subject to provisions of adequate funding of Citadel, NEG proposed that we shall pay NEG the retainer of $10,000 per month for a primary term of 18 months. During the primary term, we will have a first right to review and participate in oil and gas drilling prospects which are developed by the NEG staff. Both NEG and Citadel have agreed in principal that we will have the right to participate with NEG by paying 1/3 of the costs of an initial well to earn 25% of the interest. We may elect to increase our interest in a test well under the same terms (1/3 FOR 1/4) for up to 50% of the interest in the well and prospect area. NEG will also earn a 1% royalty on every prospect generated. A modified version of a California 610 operating agreement is being drafted by NEG to reflect that agreement. At the end of the primary term, we shall have a one-time option to extend the primary term by paying NEG a renewal bonus of $500,000, at which point the consulting agreement will be extended for an additional 18 months under the same general terms and conditions.

We have not entered into a definitive consulting agreement with NEG.

In September 2011, we agreed to participate with NEG and Sojitz Energy Ventures (Sojitz) in the development and extension of Landslide Oilfield, subject to the consent of the fee mineral interest owner, permit availability, and adequate financing. Subject to adequate Citadel funding, we will pay 90% of the proposed test well costs, through abandonment if dry and through temporary tanks if completed as a producer, in order to earn a 60% interest in the test well, its spacing unit, and the balance of the leased lands, to a depth equivalent of 100 feet below the deepest producing perforation open in the test well, in the event the well is successfully completed as an oil/gas well.

In September 2011, we agreed to participate with Blackhawk Exploration LLC (Blackhawk) and Sojitz in the South San Joaquin Valley. Sojitz and Blackhawk have collectively leased over 52,000 acres in the area under the guidance of NEG. Subject to adequate financing and on a prospect by prospect basis we will be able to farm-in on that lease block under favorable terms. Sojitz, Blackhawk and Citadel have agreed in principal that we will have the right to participate on the block by paying 1/3 of the costs of an initial well to earn 25% of the interest. We may elect to increase its interest in a test well under the same terms (1/3 FOR 1/4) for up to 50% of the interest in the well in prospect area. A modified version of a California 610 operating agreement is being drafted by Blackhawk and Sojitz to reflect that agreement. We have already identified more than 15 prospects on the lease block for drilling. Armen Nahabedian, president and CEO of Citadel, is a significant owner of Blackhawk. Blackhawk will pay 10% of the well costs to earn 10% of the interest in these wells and will not be carried by Citadel.

In September 2011, we agreed to participate with Blackhawk and Sojitz in the redevelopment of Pastoria Creek Oilfield. Subject to the consolidation of interest on the 160 acre lease (Pastoria Creek A block) and adequate financing, we will participate in a vertical well and horizontal development well in the near term. We will also participate in a vertical test well on the adjacent, recently acquired 600 acre block (Pastria Creek B block).

We have not entered into definitive agreements with NEG, Blackhawk or Sojitz.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $189,001 for the period from inception (November 6, 2006) to September 30, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Since our inception on November 6, 2006 through September 30, 2011, we have not generated any revenues.

Operating expenses totaled $61,795 during the three months ended September 30, 2011 and $181,147 during the nine months ended September 30, 2011 as compared to $0 in the three and nine months ended in the prior year. Operating expenses primarily consisted of general and administrative fees, professional fees and amortization in the three and nine months ended September 30, 2011.

General and administrative fees increased $40,357 from the three months ended September 30, 2010 to the three months ended September 30, 2011. This increase was primarily as a result of having a license/permit expense in the period ended in 2011 and not in the same period a year ago.

General and administrative fees increased $48,074 from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. This increase was primarily as a result of having a license/permit expense in the period ended in 2011 and not in the same period a year ago.

Professional fees increased $21,323 from the three months ended September 30, 2010 to the three months ended September 30, 2011. The increase was primarily due to an increase in legal fees.

Professional fees increased $132,920 from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The increase was primarily due to an increase in legal fees.

Amortization fees increased $115 from the three months ended September 30, 2010 to the three months ended September 30, 2011. The increase was primarily due to amortization on the website.

Amortization fees increased $153 from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The increase was primarily due to amortization on the website.

Liquidity and Capital Resources

As of September 30, 2011, we did not have any cash or cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Net cash used in operating activities	$ (158,862)	$ -
Net cash used in investing activities	(96,555)	-
Net cash provided by financing activities	255,417	-
Net increase in Cash	-	-
Cash, beginning of year	-	-
Cash, end of year	$ -	$ -

Operating activities

Net cash used in operating activities was $114,116 for the period ended September 30, 2011. The net cash used in operating activities consisted primarily of professional fees.

Investing activities

Net cash used in investing activities was $96,555 for the period ended September 30, 2011. The net cash used in investing activities consisted of payments due from related party and purchase of trademark.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2011 was $210,671. The net cash provided by financing activities was mainly attributable to proceeds from sale of common stock.

As of September 30, 2011, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

On April 8, 2011, our wholly-owned subsidiary, Citadel Exploration, LLC, executed a $50,000 line of credit with The Nahabedian Group (“TNG”), a related third party. During the quarter ended September 30, 2011, we received $13,250 from TNG. The note is due on upon demand and bears interest at a rate of 4% per year.

On May 11, 2011, our wholly-owned subsidiary, Citadel Exploration, LLC, executed a $50,000 line of credit with Gold or Glory, Inc. (“Gold or Glory”), a related third party. During the quarter ended September 30, 2011, we received $8,450 from Gold or Glory. The note is due on upon demand and bears interest at a rate of 4% per year.

On July 22, 2011, our wholly-owned subsidiary, Citadel Exploration, LLC, executed a $100,000 line of credit with Shahean Talebreza. During the quarter ended September 30, 2011, we received $52,488 from Mr. Talebreza and on October 24, 2011 we received an additional $2,809. The note is due on upon demand and bears interest at a rate of 10% per year.

During the three and nine months ended September 30, 2011 and September 30, 2010, we had interest expense of $2,408 and $2,759, respectively.

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

Off-Balance Sheet Arrangements

As of the date of this Report, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Armen Nahabedian, and our Principal Financial Officer, Christopher Whitcomb evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.  Based on that evaluation and assessment, Mr. Armen Nahabedian and Mr. Christopher Whitcomb concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A. to Part II of Form 10-Q for the quarter ended March 31, 2011 (filed May 16, 2011) and Item 1A. to Part I of Form 10-K for the year ended December 31, 2010 (filed February 16, 2011) to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended September 30, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Other Information.

None.

Item 5. Exhibits.

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

CITADEL EXPLORATION, INC.

Date: November 21, 2011	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)