Form 10-K
period 2011-12-31
Citadel Exploration, Inc.
filed 2012-04-16
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54639
CITADEL EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1550482
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Bryant Circle, Unit D
Ojai, California 93023
 (Address of principal executive offices) (Zip Code)

(530) 871-1484
(Registrant's telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group
401 West A Street
Suite 1150
San Diego, CA 92101
(619) 704-1310 • Fax (619) 704-1325

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter) was $8,308,000 based on a share value of $0.80.

The number of shares of Common Stock, $0.001 par value, outstanding on April 11, 2012 was 20,320,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CITADEL EXPLORATION, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2011

Index to Report
on Form 10-K

PART I		Page

Item 1. and 2.	Business and Properties	2
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	2
Item 3.	Legal Proceedings	22

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 8.	Financial Statements and Supplementary Data	28
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	28
Item 9A (T)	Control and Procedures	29
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	30
Item 11.	Executive Compensation	33
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36
Item 13.	Certain Relationships and Related Transactions, and Director Independence	36
Item 14	Principal Accounting Fees and Services	37

PART IV

Item 15.	Exhibits, Financial Statement Schedules	38

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to “we”, “our”, “us”, “Citadel”, “COIL”, “the Company”, and similar terms include to Citadel Exploration, Inc. and its subsidiaries, unless the context indicates otherwise.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.citadelexploration.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Citadel Exploration, Inc., 420 Bryant Circle, Unit D, Ojai, California 93023.

INDUSTRY AND MARKET DATA

The market data and certain other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. In addition, some data are based on our good faith estimates.

PART I

ITEM 1. BUSINESS AND 2. PROPERTIES

Business Development

Citadel Exploration, Inc. (“Citadel”) was formed as a Nevada corporation in December 2009.  On March 2, 2011, Citadel changed its name from Subprime Advantage, Inc. to Citadel Exploration, Inc.  Effective May 3, 2011, Citadel completed the acquisition of the Indian Shallow Oil Development Project, located in the Bitterwater sub-basin of the Salinas Basin in California, consisting of 688.71 acres of leased property from Vintage Petroleum, LLC, a division of Occidental Petroleum, through the acquisition of 100% of the outstanding membership interest of Citadel Exploration, LLC, a California Limited Liability Company (“CEL”) pursuant to the Membership Purchase Agreement and Plan of Reorganization (“Membership Purchase Agreement”).

As a result of the closing of the Membership Purchase Agreement, Citadel is an oil and gas exploration company with operations in the Salinas Basin of California. As a result of our recent acquisition of CEL, we will have a broad portfolio of capital investment opportunities that arise from CEL’s extensive knowledge of the geology and the history of oil and gas exploration and development in California as well as long-term presence and familiarity and relationships with other companies engaged in oil and gas industry in California.

Business of Citadel

We are an exploration company engaged in the exploration and development of oil and natural gas properties. Our property is located in the County of San Benito, California. Subject to availability of capital, we strive to implement an accelerated development program utilizing capital resources, a regional operating focus, an experienced management and technical team, and enhanced recovery technologies to attempt to increase production and increase returns for our stockholders. Our corporate strategy is to continue building value in the Company through successful exploration and development of gas and oil assets.

Our Projects

Citadel has accepted a written invitation to participate with Black Hawk Oil Co. LLC (Blackhawk) and Sojitz Energy Ventures (Sojitz) in the South San Joaquin Valley. Sojitz and Blackhawk have collectively leased over 52,000 acres in the area under the guidance of The Nahabedian Exploration Group LLC. Subject to adequate financing and on a prospect by prospect basis Citadel will be able to farm-in on that lease block under favorable terms.  Citadel has already identified more than 15 prospects on the lease block for drilling.

Citadel has accepted a written invitation to participate with Blackhawk Exploration LLC (Blackhawk) and Sojitz Energy Ventures (Sojitz) in the redevelopment of Pastoria Creek Oilfield.  Subject to the consolidation of interest on the 160 acre lease (Pastoria Creek A block) and adequate financing, Citadel will participate in a vertical well and a horizontal development well in the near term. Citadel will also participate in a vertical test well on the adjacent, recently acquired 600 acre block (Pastoria Creek B block) subject to adequate financing.

Citadel has accepted a written invitation to participate with The Nahabedian Exploration Group LLC (NEG) and Sojitz Energy Ventures (Sojitz) in the development and extension of Landslide Oilfield.  Subject to the consent of the fee mineral interest owner, permit availability, and adequate financing, Citadel will participate in a directional development well in the near term.

On January 31, 2009, our wholly-owned subsidiary, CEL, entered into an Oil and Gas Lease (“Lease”) for 688.71 acres of property with Vintage Petroleum, LLC (“Vintage”), a company owned by Occidental Petroleum (NYSE:OXY), for an initial term of three years. During February 2012, we entered into a new lease with Vintage for a period of two years.

Other Events

In September 2011, Citadel entered into a non-binding letter agreement with Nahabedian Exploration Group LLC (NEG), wherein Citadel agreed to retain NEG as geologic consultants for activities planned in the next 18 to 36 months.  In addition, pursuant to the letter and subject to provisions of adequate funding of Citadel, NEG proposed that Citadel shall pay NEG the retainer of $10,000 per month for a primary term of 18 months. During the primary term, Citadel will have a first right to review and participate in oil and gas drilling prospects which are developed by the NEG staff. Both NEG and Citadel have agreed in principal that Citadel will have the right to participate with NEG by paying 1/3 of the costs of an initial well to earn 25% of the interest. Citadel may elect to increase its interest in a test well under the same terms (1/3 FOR 1/4) for up to 50% of the interest in the well and prospect area. NEG will also earn a 1% royalty on every prospect generated. A modified version of a California 610 operating agreement is being drafted by NEG to reflect that agreement. At the end of the primary term, Citadel shall have a one-time option to extend the primary term by paying NEG a renewal bonus of $500,000, at which point the consulting agreement will be extended for an additional 18 months under the same general terms and conditions.

On February 22, 2012, we executed a “Letter Agreement Sale of Partial Interest in Vintage Lease, Project Indian” (“Vintage Lease Agreement”) with Sojitz Energy Venture, Inc. (“Sojitz”), whereby we sold to Sojitz an undivided Forty percent (40%) interest (“Assigned Interest”) relating to the Oil, Gas, and Mineral Lease dated February 1, 2012 from Vintage Petroleum California, LLC (the “Lessor”), a Delaware Limited Liability Company and wholly owned subsidiary of Occidental Petroleum, to Citadel, as Lessee. The Vintage Lease Agreement relates to a property known as “Project Indian,” which is located in San Benito County, California, covering approximately 688.71 acres of land, for a term of Five (5) years. As consideration for the Assigned Interest, Sojitz paid Citadel the sum of Three Hundred and Fifty Thousand Dollars ($350,000). Additionally, as part of the Vintage Lease Agreement, the parties entered into a Joint Operating Agreement (“JOA”), which includes all area under the Lease, as well as an area designated as Area of Mutual Interest or “AMI”.

SOJITZ JOINT VENTURE / RANCHO GRANDE

Rancho Grande was acquired by Sojitz Energy Venture Inc and Black Hawk Oil Co. LLC in August 2011. The lease covers more than 52,000 acres and is part of the largest, privately held, contiguous acreage block in the state of California. The lands have a total royalty burden of 23% and over 20 prospects have already been identified by Citadel for drilling. Citadel will have the option to participate on a prospect by prospect basis on industry standard terms. As proposed Citadel may farm in on a 1/3 for 1/4 on an exploratory well, and can earn from 25% to 67.5% in a prospect area. Prospect areas will be defined in advance of the drilling of an exploratory well and the amounts of acreage earned will be determined by the depth of completion. This acreage block is highly prospective and permitting efforts have commenced on the block. Wells may be drilled in Q2, 2012 in areas that are within existing administrative field boundaries. From the recent work conducted on the block utilizing 2D /3D seismic, well control, offset production figures, and other available information, Citadel believes there is a strong chance for as much as 150 million barrels of recoverable oil from this block. Targets on this block range in depth from 1000’ to 15,000’ and range from heavy oil to gas condensate. Although the majority of the prospects that have been developed on the block are conventional there is also a strong chance for fractured shale production on the block in the Monterey and underlying shales.

PASTORIA CREEK ENHANCED RECOVERY PROJECT

Mark A. Nahabedian of The Nahabedian Exploration Group discovered the Pastoria Creek Oilfield in 1988.  Drilling a 2D seismic defined anticline, the discovery well found over 300 feet of oil saturated Reserve Sand (Upper Miocene Stevens Sand Equivalent) between 3200 and 3600 feet in the Monterey Formation.  To date, a total of 7 wells have been completed in the field, and over 50 million barrels of oil are shown to be trapped in a faulted anticline covering approximately 300 acres. Advances in horizontal drilling technique and technology and a recent 3D seismic survey will allow us to produce oil from this field that would have otherwise been stranded due to low reservoir energy. We propose to drill a number of horizontal producers, the first well will be drilled in 2012 with full development occurring over a four-five year period thereafter.

LANDSLIDE OILFIELD-SOUTHEAST AREA DEVELOPMENT

Mark A. Nahabedian of The Nahabedian Exploration Group discovered the Landslide Oilfield in 1985.  One of the best fields found in over 25 years, the field produced from channelized Upper Stevens Sands at 12,500 feet.  Average IP was over 1500 bopd/well, and recovery averaged two million barrels of 30 gravity oil per well.  A 3D seismic survey was acquired over the field and adjacent areas by the Landslide partners just as the oil price collapse of 1986 wiped out these partners.  At any rate, an undrilled extension of the Landslide Field to the southeast is clearly shown on the seismic, lying up dip from an earlier well which tested oil from the Stevens.  After 25 years of efforts, NEG was successful in acquiring a lease from the current mineral owner in December 2009. We propose to drill a 13,000 foot development well in Q2, 2012.

Citadel Leaseblock
61X-30
11X-30
72X-30
.0167°
"01'00")
1,100,00 bbls
22X-30
42X-30
Original Oil Water Contact
83X-30
West Edge of the Landslide Channel Sand
63X-30
2,200,000 bbls
74X-30
868,000 bbls to 1994 when water injection began
2,200,000 bbls
44X-30
30
29
65X-30
2,700,000 bbls
85X-30
Faulting
Vintage Production Calif. LLC
(Landslide) (-30)
ARCO Western Energy
"Landslide" 176X-30
Surface Location
500,000 bbls
76X-30
40 feet oil/water
Lost Hole
Shell Western E & P Inc.
"KCL" 56-29
ARCO Western Energy
"South Landslide" 86X-29
ARCO Western Energy
"Los Padres" 87X-29
Proposed Bottom Hole Location 67X
Landslide Field
ARCO Western Energy
"Tenneco-White Wolf" 18
Development Area
Original Oil Water Contact
Citadel Exploration
Southeast Landslide Development Project
Kern County, California
TXP Operating Co.
"Tenneco-Piedmont" 21X-31

PROJECT INDIAN

Project Indian is located in the Bitterwater sub-basin of the Salinas Basin, north of the giant San Ardo Field. It is a shallow anticline defined by surface geology and well control that may have over 100 million barrels of heavy (11-14 gravity API) oil in place. A well that was drilled and cored extensively by Chevron in 1976 (Tannehill Ranch Corehole #9) showed the oil is trapped in highly porous and permeable basal Pliocene sands at 300-500 feet deep with 300’ of claystone cap rock.  This accumulation is a strong analog to another discovery made by the founders of CEL at Northwest San Ardo, albeit at a shallower depth.

We will develop Project Indian as a thermal recovery operation. The initial phase of evaluation will entail the drilling of 15 vertical wells and cyclic steaming to initiate production. Full scale development may follow in 2012 following the analysis of steaming and production of vertical wells. Record high long term oil prices make a target of this size extremely attractive.

San Benito
Monterey
Soledad
San Benito
San Ardo
Coalinga
Vallecitos
Bitterwater
Coalinga
Jacalitos
Cantua
Northwest San Joa
Turk Anticli
miles
N

Development Plan

The project will include the drilling of 15 wells to collect data on the subsurface reservoir. This data will be used to determine which wells are suitable candidates for a pilot thermal enhanced recovery program. Temporary equipment will be used to conduct a pilot thermal enhanced recovery program. The pilot recovery program will provide data that will help determine economic viability and potential future development of the subsurface reservoir. Highlights of this project include: 1) drilling and coring, 2) collecting and analyzing the data, 3) installation of temporary production facilities, 4) pilot steam injection and saturation, 5) well production test, and 6) collecting production and steam injection data and analyzing.

Upon successful completion of the pilot program testing we will begin the next phase of development. This includes installation of a natural gas utility line and electric power. We have already confirmed with Pacific Gas and Electric that utility gas and power are available within 2 miles of the project site. Temporary equipment will be utilized for initial operations and additional permanent equipment will be installed at a later date. All wells will then be placed in service and additional drilling will begin.

25
PG&E Power
Bitterwater
Citadel Project Location
PG&E Gas Transmission Line
2.43 mi
Image AMBAG
© 2011 Google
©2010 Google

Royalties

On oil and other liquid hydrocarbons produced from each well located on the leased premises, the royalties shall be the market value of nineteen and one-half percent (19.5%) to be paid to Vintage and one-half of one percent (1/2 of 1%) to Pacific Minerals LLC (PML), a California limited liability company (pursuant to a non-executory royalty interest owned by PML) of that produced, saved or used from such well, the same to be delivered at such well or to the credit of Vintage, free of all costs of production or delivery into the pipeline to which the wells may be connected. If Vintage does not take such oil in kind, CEL shall market such oil at its market value, and the royalties payable shall be computed on such market value. If such oil is marketed by CEL, “market value” shall mean the proceeds received by CEL in an arms-length, good faith transaction with a third party purchaser, who is not a subsidiary or affiliate of CEL.

On gas, including casinghead has or other gaseous substances, produced from each well located on the leased premises, the royalties shall be the market value of nineteen and one-half percent (19.5%) to Vintage and one-half percent (1/2 of 1%) to PML (pursuant to a non-executory royalty interest owned by PML) of the gas produced, used, vented or flared from such well (excepting any gas flared or vented during a reasonable test period), delivered to Vintage, free of all costs of production and delivery. Vintage may, with prior written consent, use, vent or flare, royalty free any gas produced from the well or wells located on the lease premises for operations conducted on the lease premises. If Vintage does not take such gas in kind, CEL shall market such gas at its market value, and the royalties payable shall be computed on such market value. With respect to gas sold by CEL the term “market value” shall mean the proceeds received by CEL in an arms-length, good faith transaction with a third party purchaser. If CEL sells gas in good faith to a third party who is not a subsidiary or an affiliate of CEL, and the gas is sold at a point off the leased premises, Vintage’s royalty shall bear its pro rata share of reasonable transportation costs to such point of sale. Without the prior written consent of Vintage, CEL shall not (i) sell gas to any subsidiary or affiliate of CEL for transportation, gathering or treating of gas in a Hydrocarbon Recovery Plan, in the event transportation is chargeable against Vintage’s interest, as provided for above.

In addition to the land owners’ royalty, there is an overriding royalty of 2% that may be paid to the surface owner and a consulting geologic team.

Oil and Natural Gas Industry Overview

Oil and natural gas prices are currently at high levels. Based on worldwide supply and demand projections and the potential for instability in areas that currently provide a large proportion of the world’s petroleum, we believe that prices are likely to remain at high levels for the foreseeable future. We believe that this presents a tremendous opportunity for our Company to grow quickly. We have assembled an experienced and senior team of professionals to evaluate, acquire and manage available prospects. The experience of this team and its ability to quickly and accurately evaluate prospects and subsequently apply modern exploration, development and production techniques should be key to our company’s success. A number of factors, including high product prices, the ease and availability of capital, and the influx of that capital into the oil and natural gas sector has resulted in tremendous competition for prospects, people, equipment and services in recent years. We believe that our planned ability to quickly and accurately assess opportunities worth pursuing, to negotiate the best possible terms and to attract the people, equipment and services required to finance and effect the projects should constitute a competitive advantage. Our goal is to grow our Company and increase stockholder value in a favorable petroleum pricing environment. We believe a focus on oil and gas will result in success and growth through added reserves and cash flow which will, in turn, provide a base for further growth and increases in stockholder value.

Our Business Strategy

Our principal strategy has been to focus on the acquisition and drilling of prospective oil and natural gas mineral leases. Once we have tested a prospect as productive, subject to availability of capital, we will implement a development program with a regional operating focus in order to increase production and increase returns for our stockholders. Exploration, acquisition and development activities are currently focused in California. Depending on availability of capital, and other constraints, our goal is to increase stockholder value by finding and developing oil and natural gas reserves at costs that provide an attractive rate of return on our investments. The principal elements of our business strategy are:

•
Develop Our Existing Property. We intend to create reserve and production growth from our drilling locations we have identified on our property. The expected ultimate recovery and   production rates of our properties, are anticipated to yield long-term profitability.

•
Maximize Operational Control. We seek to operate our properties and maintain a substantial working interest. We believe the ability to control our drilling inventory will provide us with the opportunity to more efficiently allocate capital, manage resources, control operating and development costs, and utilize our experience and knowledge of oilfield technologies.

•
Pursue Selective Acquisitions and Joint Ventures. We believe we are well-positioned to pursue selected acquisitions, subject to availability of capital, from the fragmented and capital-constrained owners of mineral rights throughout California.

•
Reduce Unit Costs Through Economies of Scale and Efficient Operations. As we increase our oil production and develop our existing property, we expect that our unit cost structure will benefit from economies of scale. In particular, we anticipate reducing unit costs by greater utilization of our existing infrastructure over a larger number of wells.

We are continually evaluating oil and natural gas opportunities in California and are also in various stages of discussions with potential joint venture (“JV”) partners who may contribute capital to develop leases we currently own or would acquire for the JV. This economic strategy is anticipated to allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and natural gas producing properties or companies and generally expand our existing operations while further diversifying risk. Subject to availability of capital, we plan to continue to bring potential acquisition and JV opportunities to various financial partners for evaluation and funding options.

Our future financial results will continue to depend on: (i) our ability to source and screen potential projects; (ii) our ability to discover commercial quantities of natural gas and oil; (iii) the market price for oil and natural gas; and (iv) our ability to fully implement our exploration, work-over and development program, which is in part dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, that the prices of oil and natural gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding at terms favorable to us to increase our currently limited capital resources. For a detailed description of these and other factors that could materially impact actual results, please see “Risk Factors” in this report.

Competition

The oil and natural gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and natural gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and natural gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds.

Governmental Regulations

Regulation of Oil and Natural Gas Production. Our oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, some states in which we may operate, including California, require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. Moreover, such states may place burdens from previous operations on current lease owners, and the burdens could be significant. The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Federal Regulation of Natural Gas. The Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas transportation rates and service conditions, which may affect the marketing of natural gas produced by us, as well as the revenues that may be received by us for sales of such production. Since the mid-1980’s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B (“Order 636”), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC’s purposes in issuing the order was to increase competition within all phases of the natural gas industry. The United States Court of Appeals for the District of Columbia Circuit largely upheld Order 636 and the Supreme Court has declined to hear the appeal from that decision. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines’ traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and has substantially increased competition and volatility in natural gas markets.

The price we may receive from the sale of oil and natural gas liquids will be affected by the cost of transporting products to markets. Effective September 28, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. We are not able to predict with certainty the effect, if any, of these regulations on our intended operations. However, the regulations may increase transportation costs or reduce well head prices for oil and natural gas liquids.

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue.

These laws and regulations may:

•	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
•	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
•	impose substantial liabilities for pollution resulting from its operations, or due to previous operations conducted on any leased lands.

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act, as amended (“CERCLA”), and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Federal Water Pollution Control Act of 1972, as amended (“Clean Water Act”), and analogous state laws impose restrictions and controls on the discharge of pollutants into federal and state waters. These laws also regulate the discharge of storm water in process areas. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits for the discharge of wastewater and storm water and develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of greater than threshold quantities of oil. The EPA issued revised SPCC rules in July 2002 whereby SPCC plans are subject to more rigorous review and certification procedures. We believe that our operations are in substantial compliance with applicable Clean Water Act and analogous state requirements, including those relating to wastewater and storm water discharges and SPCC plans.

The Endangered Species Act, as amended (“ESA”), seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expenses to modify our operations or could force us to discontinue certain operations altogether.

Personnel

As of the date of this report, and as a result of our recent organizational establishment, we had no full-time employees. As production and drilling activities increase or decrease, we may have to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

Glossary of Terms
Term	Definition

API Gravity	Is a measure of how heavy or light a petroleum liquid is compared to water. If its API gravity is greater than 10, it is lighter and floats on water; if less than 10, it is heavier and sinks.

Barrel	In the energy industry, a barrel is a unit of volume measurement used for petroleum and is equivalent to 42 U.S. gallons measured at 60 º Fahrenheit.

Basin	A depressed area where sediments have accumulated during geologic time and considered to be prospective for oil and gas deposits.

Blowout	An uncontrolled flow of oil, gas, water or mud from a wellbore caused when drilling activity penetrates a rock layer with natural pressures greater than the drilling mud in the borehole.

Completion / Completing
A well made ready to produce oil or natural gas. Completion involves cleaning out the well, running and cementing steel casing in the hole, adding permanent surface control equipment, and perforating the casing so oil or gas can flow into the well and be brought to the surface.

Desorb	The release of materials (e.g., gas molecules) from being adsorbed onto a surface. The opposite of adsorb.

Development	The phase in which a proven oil or gas field is brought into production by drilling production (development) wells.

Division order	A contract for the sale of oil or gas, by the holder of a revenue interest in a well or property, to the purchaser (often a pipeline transmission company).

Drilling
The using of a rig and crew for the drilling, suspension, production testing, capping, plugging and abandoning, deepening, plugging back, sidetracking, redrilling or reconditioning of a well. Contrast to "Completion" definition.

Drilling logs
Recorded observations made of rock chips cut from the formation by the drill bit, and brought to the surface with the mud, as well as rate of penetration of the drill bit through rock formations. Used by geologists to obtain formation data.

Exploration
The phase of operations which covers the search for oil or gas by carrying out detailed geological and geophysical surveys followed up where appropriate by exploratory drilling. Compare to "Development" phase.

Farm out	Assignment or partial assignment of an oil and gas lease from one lessee to another lessee.

Gathering line / system	A pipeline that transports oil or gas from a central point of production to a transmission line or mainline.

Gross acre	An acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

Gross well	A well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

Held-By-Production (HBP)	Refers to an oil and gas property under lease, in which the lease continues to be in force, because of production from the property.

Land services
Services performed by an oil and gas company or agent, or landman, who negotiates oil and gas leases with mineral owners, cures title defects, and negotiates with other companies on agreements concerning the lease.

Logging (electric logging)	Process of lowering sensors into a wellbore to acquire downhole recordings that indicate a well's rock formation characteristics and indications of hydrocarbons.

Methane	An organic chemical compound of hydrogen and carbon (i.e., hydrocarbon), with the simplest molecular structure (CH4).

Mineral Lease	A legal instrument executed by a mineral owner granting exclusive right to another to explore, drill, and produce oil and gas from a piece of land.

Natural gas quality
The value of natural gas is calculated by its BTU content. A cubic foot of natural gas on the average gives off 1000 BTU, but the range of values is between 500 and 1500 BTU. Energy content of natural gas is variable and depends on its accumulations which are influenced by the amount and types of energy gases they contain: the more non-combustible gases in a natural gas, the lower the Btu value.

Net acre
A net acre is deemed to exist when the sum of fractional working interests owned in gross acres equals one. The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Net well
A net well is deemed to exist when the sum of fractional working interests owned in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Operator
A person, acting for himself or as an agent for others and designated to the state authorities as the one who has the primary responsibility for complying with its rules and regulations in any and all acts subject to the jurisdiction of the state.

Permeability	The property of a rock formation which quantifies the flow of a fluid through the pore spaces and into the wellbore.

Pooled, Pooled Unit
A term frequently used interchangeably with "Unitization" but more properly used to denominate the bringing together of small tracts sufficient for the granting of a well permit under applicable spacing rules.

Proved Reserves
Estimated quantities of crude oil, natural gas, condensate, or other hydrocarbons that geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in the future from known reservoirs under existing conditions using established operating procedures and under current governmental regulations.

Further definitions of oil and gas reserves, as defined by the SEC, can be found in Rule 4-10(a)(2)(i)-(iii) and Rule 4-10(a)(3) and (4). These Rules are available at the SEC’s website; http://www.sec.gov/divisions/corpfin/forms/regsx.htm#gas

Re-completion	Completion of an existing well for production from one formation or reservoir to another formation or reservoir that exists behind casing of the same well.

Reserves	Generally the amount of oil or gas in a particular reservoir that is available for production.

Reservoir	The underground rock formation where oil and gas has accumulated. It consists of a porous rock to hold the oil or gas, and a cap rock that prevents its escape.

Reservoir Pressure	The pressure at the face of the producing formation when the well is shut-in. It equals the shut in pressure at the wellhead plus the weight of the column of oil in the hole.

Shut-in well	A well which is capable of producing but is not presently producing. Reasons for a well being shut-in may be lack of equipment, market or other.

Stratigraphic Trap	A variety of sealed geologic containers capable of retaining hydrocarbons, formed by changes in rock type or pinch-outs, unconformities, or sedimentary features.

Structural Trap	A variety of sealed geologic structures capable of retaining hydrocarbons, such as a faults or a folds.

Undeveloped acreage	Leased acreage which has yet to be drilled on to test the potential for hydrocarbons.

Unitize, Unitization	Joint operations to maximize produced hydrocarbon recovery among separate operators within a common reservoir.

Working Interest
The right granted to the lessee of a property to explore for and to produce and own oil, gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

ITEM 1A.                      RISK FACTORS

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

Risks Relating To Our Common Stock

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is currently under $5 per share, it is considered a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Markets QB (OTCQB), which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Markets QB (OTCQB), such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTCQB by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTCQB for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTCQB.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have one late filing reported by FINRA.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Citadel; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Citadel are being made only in accordance with authorizations of management and directors of Citadel, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Citadel’s assets that could have a material effect on the financial statements.

We have two individuals performing the functions of all officers and directors. These individuals developed our internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 3.                      LEGAL PROCEEDINGS

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

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets QB (OTCQB), under the symbol “COIL.” Historically, there has not been an active trading market for our common stock. We have been eligible to participate on the OTCQB since November 2010.

The following table sets forth the quarterly high and low bid prices for our common stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2011		2010
	BID PRICES		BID PRICES
	High	Low	High	Low
1st Quarter	$0	$0	$-	$-
2nd Quarter	$0	$0	$-	$-
3rd Quarter	$-	$-	$-	$-
4th Quarter	$-	$-	$0	$0

Holders of Common Stock

As of April 11, 2012, we had approximately 88 stockholders of record of the 20,320,000 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends upon our common stock in the foreseeable future.

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

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

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

On October 12, 2011, we issued 100,000 shares of our restricted common stock for legal services to be rendered to the Company over a period of one year.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable, as we are considered a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Background

Citadel Exploration, Inc. is a development stage company incorporated in the State of Nevada in December of 2009.  On February 28, 2011, we entered into an agreement for the acquisition of 100% of the membership interest of Citadel Exploration, LLC (“CEL”), a California limited liability company.

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

Our Operations

As a result of completing the acquisition of 100% of the outstanding membership interest of CEL on May 3, 2011, our focus has been redirected to the oil and gas operations of CEL. We are now an oil and gas exploration, development and production company. Our principal strategy is to focus on the acquisition of oil and natural gas mineral leases that have existing production and cash flow. Once acquired, we strive to implement an accelerated development program utilizing capital resources, a regional operating focus, an experienced management and technical team, and enhanced recovery technologies to attempt to increase production and increase returns for our stockholders. Our oil and natural gas acquisition and development activities are currently focused in the Salinas Basin of California.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $230,255 for the period from inception (November 6, 2006) to December 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the years ended December 31, 2011 and 2010, , we did not generate revenue.

Operating expenses totaled $216,492 during the year ended December 31, 2011 as compared to $0 in the prior year ended December 31, 2010. Operating expenses primarily consisted of general and administrative fees, professional fees and amortization in the year ended December 31, 2011.

General and administrative fees increased $62,917 from the year ended December 31, 2010 to the year ended December 31, 2011. This increase was primarily as a result of having a license/permit expense in the period ended in 2011 and not in the same period a year ago.

Professional fees increased $153,308 from the year ended December 31, 2010 to the year ended December 31, 2011. The increase was primarily due to an increase in legal fees.

Amortization fees increased $267 from the year ended December 31, 2010 to the year ended December 31, 2011. The increase was primarily due to amortization on the website.

Liquidity and Capital Resources

As of December 31, 2011, we had $1,245 in cash, $16,664 in prepaid expenses, and $60,000 in prepaid stock compensation. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the year ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Net cash used in operating activities	$(138,827)	$-
Net cash used in investing activities	(125,412)	-
Net cash provided by financing activities	265,484	-
Net increase in Cash	1,245	-
Cash, beginning of year	-	-
Cash, end of year	$1,245	$-

Operating activities

Net cash used in operating activities was $138,827 for the year ended December 31, 2011. The net cash used in operating activities consisted primarily of professional fees.

Investing activities

Net cash used in investing activities was $125,412 for the year ended December 31, 2011. The net cash used in investing activities consisted of payments due from related party and purchase of trademark.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2011 was $265,484. The net cash provided by financing activities was mainly attributable to proceeds from sale of common stock.

As of December 31, 2011, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

On April 8, 2011, our wholly-owned subsidiary, Citadel Exploration, LLC, executed a $50,000 line of credit with The Nahabedian Group (“TNG”), a related third party. During the year ended December 31, 2011, we received $13,250 from TNG. The note is due on upon demand and bears interest at a rate of 4% per year.

On May 11, 2011, our wholly-owned subsidiary, Citadel Exploration, LLC, executed a $50,000 line of credit with Gold or Glory, Inc. (“Gold or Glory”), a related third party. During the year ended December 31, 2011, we received $28,450 from Gold or Glory. The note is due on upon demand and bears interest at a rate of 4% per year.

On May 31, 2011, our wholly-owned subsidiary, Citadel Exploration, LLC, executed a $100,000 line of credit with Black Hawk Company, LLC (“Black Hawk”), a related third party. During the year ended December 31, 2011, we received $87,000 from Black Hawk. The note is due on upon demand and bears interest at a rate of 4% per year.

On July 22, 2011, our wholly-owned subsidiary, Citadel Exploration, LLC, executed a $100,000 line of credit with Shahean Talebreza. During the year ended December 31, 2011, we received $55,498 from Mr. Talebreza. The note is due on upon demand and bears interest at a rate of 10% per year.

On November 18, 2011, one of our directors advanced us $2,750.  The advance is due upon demand and bears 0% interest.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-12 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Armen Nahabedian and Principal Financial Officer, Christopher Whitcomb, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on their evaluation, they concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our directors and executive officers and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Name	Age	Title	Term
Armen Nahabedian	32	Chief Executive Officer, President & Director	8/9/2011
Daniel Szymanski	48	Chairman of the Board	5/3/2011
Christopher M. Whitcomb	34	Chief Financial Officer, Secretary, Treasurer & Director	5/3/2011
Jacob L. Barnhart	31	Director	5/3/2011
James Borgna	32	Director	5/3/2011

Armen Nahabedian, 32, President, Chief Executive Officer, and a Director: Mr. Nahabedian is a fourth generation oil and gas explorer in the state of California.  In 1999, Mr. Nahabedian joined the United States Marine Corp as an infantryman and reached the rank of Corporal (E-4) before serving in operation Iraqi Freedom and receiving an honorable discharge in 2003. Mr. Nahabedian immediately thereafter went to work in the oil fields of the South San Joaquin Valley for his family’s oil company, The Nahabedian Exploration Group.  After early success in his exploration efforts Mr. Nahabedian became a regional supervisor and managed the drilling operations for some of the deepest exploratory wells drilled in the state of California from 2004 through2007.  In 2007, Mr. Nahabedian then joined The Nahabedian Exploration Group as a partner and supervised land acquisition efforts (over 750,000 acres leased or optioned) and prospect generation.  Mr. Nahabedian continued to act as an operational supervisor and in 2009, he became involved in business development and finance. Acting as the company’s primary fund raiser Mr. Nahabedian educated his self in public financing and securities and with the assistance of an experienced legal team formed Citadel Exploration, Inc. in 2011.

Daniel L. Szymanski, 49, Chairman of the Board:  Dan Szymanski comes to the board of Citadel Exploration, Inc. with over 20 years of industry experience, including exploration and production assignments with Tenneco and Chevron, and worldwide exploration with Occidental.  Dan served as Manager of Business Development, then Manager-Financial Planning and Analysis at Oxy's Headquarters in LA.  His final role at Oxy was Asset Manager for 42 oil and gas fields producing in California’s San Joaquin and Sacramento Valleys.  Since 2008, Dan has been a consultant to the oil and gas industry and partner in a seismic data firm.  Mr. Szymanski has a Bachelors in Geology from the University of Wisconsin and a Masters in Geophysics from Purdue.

Christopher M. Whitcomb, 34, Chief Financial Officer and Director:  Mr. Whitcomb has been in the Oil and Natural Gas Business and Construction for over 10 years.  He has held the position of CFO of the Nahabedian Exploration Group, as well as manager of multiple Limited Liability Companies, involved in many aspects of Oil and Gas exploration, production, services and land acquisition.  Mr. Whitcomb was critical to the formation of a number of small market cap oil and gas exploration companies over the last 7 years.  He has worked in the public sector as a Certified Public Accountant, and has worked in the lease and land acquisition field as a licensed Real Estate Broker.  Mr. Whitcomb holds Bachelors of Science degrees in both Accountancy and Business Administration -focusing on Corporate Finance.  Mr. Whitcomb has also attended a number of programs for lease management and is highly capable with accounting and lease maintenance software programs.

Jacob Barnhart, 31, Director: Mr. Barnhart has been working in the financial sector for the last four years as a financial advisor for Ameriprise.  Prior to receiving his bachelor’s degree in sociology from Seattle University, Jacob served four years in the United Sates Marine Corps and reached the rank of corporal.  Mr. Barnhart has a tremendous work ethic and prides himself on the leadership traits he obtained while serving his country.

James Borgna, 32, Director:  Mr. Borgna is a third generation oil and gas industry supplier and producer.  Mr. Borgna currently owns and operates KVOS LLC which supplies production facilities and process equipment in California.  Mr. Borgna specializes in scalable facilities that are fabricated work in-house.  Mr. Borgna has supervised the fabrication of oil and gas facilities for many of the major operators in the San Joaquin Basin.  Mr. Borgna gained valuable experience with project management, facilities design, and gained familiarity with permitting guidelines and restrictions. Prior to joining his family in the oil and gas industry Mr. Borgna served six years in the United States Navy and achieved the rank of E-5.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were current in their filings except for Christopher Whitcomb, CFO and a Director of the Company, and Jacob Borgna, a Director of the Company, who have not filed their initial Form 3 filing.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having a small management for the Company.  We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

We currently do not have standing audit, nominating and compensation committees of the board of directors, or committees performing similar functions. Until formal committees are established, our entire board of directors, perform the same functions as an audit, nominating and compensation committee.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program

We currently have not appointed members to serve on the Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation

During the year ended December 31, 2010, our former President and Chief Executive Officer Ms. Molly Country received $2,000 in compensation for her role as an executive officer of the Company. Ms. Country resigned from her position with the Company effective on May 3, 2011.

During the year ended December 31, 2011, Mr. Nahabedian received $936 in compensation for his role as the Company’s Chief Executive Officer. Mr. Whitcomb did not receive compensation for his role as Chief Financial Officer. Additionally, as of December 31, 2011, Mr. Finch, former Chief Executive Officer, received $34,000 in compensation for his role as an executive officer of the Company.

Our officers have agreed to provide services to us without further compensation until such time as we have sufficient earnings from our revenue.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the last two fiscal years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Armen Nahabedian,	2011	936	-0-	-0-		-0-	-0-	-0-	936
Chief Executive Officer, President, and Director (1)

Chris Whitcomb,	2011	-0-	-0-	-0	-0-	-0-	-0-	-0-	-0-
Chief Financial Officer, Secretary, Treasurer, and Director (2)

Michael Finch,	2011	34,000	-0-	-0-	-0-	-0-	-0-	-0-	34,000
Former Chief Executive(3)

Molly Country,
Former President(4)	2011	-0-	-0	-0-	-0-	-0-	-0-	-0-	-0
	2010	2,000	-0-	-0-	-0-	-0-	-0-	-0-	2,000

(1)	Mr. Nahabedian was appointed Chief Executive Officer, President, and a Director of the Company on August 9, 2011.
(2)	Mr. Whitcomb was appointed Chief Financial Officer, Secretary, Treasurer, and a Director of the Company on May 3, 2011.
(3)	Mr. Finch, former Chief Executive Officer, was appointed on May 3, 2011 and resigned on August 9, 2011.
(4)	Ms. Country, former sole executive officer and director of the Company, was appointed on December 17, 2009 and resigned on May 3, 2011.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company, except with respect to a breach of contract on the part of the Company.

Option Grants in Last Fiscal Year

During the years ended December 31, 2011 and 2010, we did not grant any options to our officers and directors.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for our board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 11, 2012 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 20,320,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 11, 2012 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Certain Beneficial Owners and Management
Title of Class	Name and address of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned

Common	Armen Nahabedian, Chief Executive Officer, President & Director	4,635,000(2)	22.9%
Common	Daniel L. Szymanski, Chairman of the Board	250,000	1.2%
Common	Christopher M. Whitcomb, CFO & Director	250,000	1.2%
Common	Jacob L. Barnhart, Director	200,000	0.9%
Common	James Borgna, Director	200,000	0.9%
Common	Vahagn Nahabedian	4,000,000	19.8%

	All Beneficial Owners as a Group	9,935,000	49.1%
(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  Each Parties’ address is care of the Company at 420 Bryant Circle, Unit D, Ojai, California 93023.

(2)	The 4,635,000 shares are indirectly owned by Armen Nahabedian and directly owned by Gold or Glory Corporation, of which Mr. Armen Nahabedian is a shareholder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

As of December 31, 2011, the Company had notes payable totaling $131,450 due to three entities that are controlled by an officer, director and stockholder of the Company and to a director of the Company.

Promoters and Certain Control Persons

We did not have any promoters at any time since our inception in December 2009.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTCQB does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth the fees paid or accrued by us for the audit and other services provided by De Joya Griffith & Company, LLC for the audit of our annual financial statements for the years ended December 31, 2011 and December 31, 2010:

		Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010

Audit Fees(1)	$	$10,600	$7,000
Audit-Related Fees		$-	-
Tax Fees		$-	-
All Other Fees		$-	-
Total	$	$10,600	$7,000

(1)	Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the "Index to Financial Statements" at page are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Citadel Exploration, Inc.		S-1		3(i)(a)	2/11/10
3(i)(b)	Certificate of Amendment – Name Change – Dated March 3, 2011		8-K		3(i)(b)	3/10/11
3(i)(c)	Certificate of Change – Dated March 3, 2011		8-K		3(i)(c)	3/10/11
3(ii)(a)	Bylaws of Citadel Exploration, Inc.		S-1		3(ii)(a)	2/11/10
10.1	Membership Purchase Agreement and Plan of Reorganization– Dated February 28, 2011		8-K		2.1	3/31/11
10.2	Addendum No. 1 to Membership Purchase Agreement and Plan of Reorganization – Dated April 27, 2011		8-K		2.2	5/3/11
10.3	Letter Agreement – Dated February 22, 2012		8-K		10.1	3/22/12
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.2	Presentation – Dated November 10, 2011	8-K			99.2	11/15/12
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EXPLORATION, INC.

By:  /S/ Armen Nahabedian
       Armen Nahabedian, President

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Armen Nahabedian	Chief Executive Officer (Principal Executive Officer), President, and Director	April 16, 2012
Armen Nahabedian

/S/ Christopher M. Whitcomb	Chief Financial Officer (Principal Financial Officer) Secretary, Treasurer, and Director	April 16, 2012
Christopher M. Whitcomb

/S/ Daniel L. Symanski	Chairman of the Board	April 16, 2012
Daniel L. Szymanski

/S/ Jacob L. Barnhart	Director	April 16, 2012
Jacob L. Barnhart

/S/ James Borgna	Director	April 16, 2012
James Borgna

CITADEL EXPLORATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND 2010

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Citadel Exploration, Inc.

We have audited the accompanying balance sheets of Citadel Exploration, Inc. (An Exploration Stage Company) (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (November 6, 2006) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citadel Exploration, Inc. (An Exploration Stage Company) as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended and for the period from inception (November 6, 2006) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
April 12, 2012

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	December 31,	December 31,
	2011	2010

ASSETS

Current assets:
Cash	$1,245	$-
Prepaid expenses	16,664	-
Prepaid stock compensation	60,000	-
Total current assets	77,909	-

Oil and gas properties	205,360	81,323
Website, net	1,108	-

Total assets	$284,377	$81,323

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Trust account	$286	$-
Accounts payable	107,709	800
Accrued interest payable	1,907	-
Accrued interest payable - related parties	2,504	-
Note payable	55,498	-
Notes payable - related parties	131,450	-

Total current liabilities	299,354	800

Total liabilities	299,354	800

Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares
authorized, 20,320,000 and 14,000,000 shares issued and outstanding
as of December 31, 2011 and December 31, 2010, respectively	20,320	14,000
Additional paid-in capital	160,958	72,293
Stock payable	34,000	-
Deficit accumulated during exploration stage	(230,255)	(5,770)
Total stockholders' equity (deficit)	(14,977)	80,523

Total liabilities and stockholders' equity (deficit)	$284,377	$81,323

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

			(Inception)
	For the years		November 6, 2006
	ended		to
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenue	$-	$-	$-

Operating expenses:
General and administrative	62,917	-	64,458
Amortization	267	-	267
Professional fees	153,308	-	153,308
Total operating expenses	216,492	-	218,033

Other expenses:
Interest expense	(3,889)	-	(3,889)
Interest expense - related parties	(2,504)	-	(2,504)
Total other expenses	(6,393)	-	(6,393)

Loss before provision for income taxes	(222,885)	-	(224,426)

Provision for income taxes	(1,600)	(800)	(5,829)

Net loss	$(224,485)	$(800)	$(230,255)

Net loss per share - basic	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic	18,165,260	14,000,000

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(AUDITED)

					Deficit
					Accumulated
			Additional		During	Total
	Common Shares		Paid-In	Stock	Exploration	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity (Deficit)
Balance, November 6, 2006	-	$ -	$ -	$ -	$ -	$ -

December 31, 2006
Member contribution	14,000,000	14,000	(13,600)	-	-	400

Net loss	-	-	-	-	(805)	(805)

Balance, December 31, 2006	14,000,000	14,000	(13,600)	-	(805)	(405)

December 31, 2007
Member contribution	-	-	40,800	-	-	40,800

Net loss	-	-	-	-	(1,140)	(1,140)

Balance, December 31, 2007	14,000,000	14,000	27,200	-	(1,945)	39,255

December 31, 2008
Member contribution	-	-	12,000	-	-	12,000

December 31, 2008
Member distribution	-	-	(10,000)	-	-	(10,000)

Net loss	-	-	-	-	(1,943)	(1,943)

Balance, December 31, 2008	14,000,000	14,000	29,200	-	(3,888)	39,312

December 31, 2009
Member contribution	-	-	43,093	-	-	43,093

Net loss	-	-	-	-	(1,082)	(1,082)

Balance, December 31, 2009	14,000,000	14,000	72,293	-	(4,970)	81,323

Net loss	-	-	-	-	(800)	(800)

Balance, December 31, 2010	14,000,000	14,000	72,293	-	(5,770)	80,523

March 31, 2011
Member contribution	-	-	27,761	-	-	27,761

May 3, 2011
Recapitalization	6,200,000	6,200	(35,465)	-	-	(29,265)

May 20, 2011
Issuance of common stock for cash	20,000	20	15,980	34,000	-	50,000

October 1, 2011
Issuance of common stock for services	100,000	100	79,900	-	-	80,000

December 31, 2011
Donated capital	-	-	489	-	-	489

Net loss	-	-	-	-	(224,485)	(224,485)

Balance, December 31, 2011	20,320,000	$ 20,320	$ 160,958	$ 34,000	$ (230,255)	$ (14,977)

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

			(Inception)
	For the years		November 6, 2006
	ended		to
	December 31,		December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(224,485)	$(800)	$(230,255)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization	267	-	267
Amortization of prepaid stock compensation	20,000	-	20,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(16,664)	-	(16,664)
Increase in accounts payable	77,644	800	78,444
Increase in accrued interest payable – related party	1,907	-	1,907
Increase in accrued interest payable	2,504	-	2,504

Net cash used in operating activities	(138,827)	-	(143,797)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase oil and gas properties	(124,037)	-	(205,360)
Website	(1,375)	-	(1,375)

Net cash used in investing activities	(125,412)	-	(206,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in overdraft from trust account	286	-	286
Member contribution	28,250	-	104,543
Member distribution	-	-	10,000
Proceeds from sale of common stock, net of offering costs	50,000	-	50,000
Proceeds from note payable	55,498	-	55,498
Proceeds from notes payable - related parties	131,450	-	131,450

Net cash provided by financing activities	264,484	-	351,777

NET CHANGE IN CASH	1,245	-	1,245

CASH AT BEGINNING OF YEAR	-	-	-

CASH AT END OF YEAR	$1,245	$-	$1,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed with the acquisition of Citadel Exploration, LLC	$29,265	$-	$29,265
Shares issued for prepaid stock compensation	$80,000	$-	$80,000

See Accompanying Notes to Consolidated Financial Statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on November 6, 2006 (Date of Inception) under the laws of the State of California, as Citadel Exploration, LLC.

The Company has not commenced any significant operations and, in accordance with ASC Topic 915, the Company is considered an exploration stage company.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

Principles of Consolidation
For the year ended December 31, 2010, the consolidated financial statements include the accounts of Citadel Exploration, LLC.  For the year ended December 31, 2011, the consolidated financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC.   All significant intercompany balances and transactions have been eliminated.   Citadel Exploration, Inc. and Citadel Exploration, LLC will be collectively referred herein to as the “Company”.

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

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.  As of December 31, 2011 and 2010, there are no cash equivalents.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (continued)
Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Website
The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes.   The Company has commenced amortization upon completion of the Company’s fully operational website.  Amortization expense for the year ended December 31, 2011 and 2010 totaled $267 and $0, respectively.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and gas properties
The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration, development and estimated abandonment costs incurred for the purpose of acquiring and finding oil and natural gas are capitalized within cost centers. At December 31, 2011 and 2010, the Company had one cost center – California.  Unevaluated property costs are excluded from the amortization base until determination of the existence of proved reserves on the respective property or until the requirement for impairment. Unevaluated properties are reviewed at the end of each quarter to determine whether portions of the costs should be reclassified to the full cost pool and thereby subject to amortization. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the year ended December 31, 2011 and 2010.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2011 and 2010, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2011 and 2010, no income tax expense has been incurred.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through March 2012 and believes that none of them will have a material effect on the company’s financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the exploration stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start-up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (November 6, 2006) through the period ended December 31, 2011 of ($230,255). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PREPAID EXPENSES

As of December 31, 2011, the Company had prepaid insurance totaling $16,664.  The prepaid insurance will be expensed on a straight-line basis over the life of the insurance policy.  During the year ended December 31, 2011, the Company recorded $1,129 of insurance expenses.

NOTE 4 – OIL AND GAS PROPERTIES

The costs capitalized in oil and gas properties as of December 31, 2011 and 2010 are as follows:

	2011	2010
Oil and gas property lease	$61,984	$41,323
Exploration	143,376	40,000
	$205,360	$81,323

On January 31, 2009, the Company entered into an oil, gas and mineral lease with an unrelated third party.  The Company has the right to develop and operate the leased premises for an initial term of three years and the lease will continue as long as the Company continues actual drilling operations and continued development.  The initial minimum lease payment of $20,661 was made upon execution of the lease and the two remaining minimum lease payments of $20,661 were due on January 31, 2010 and 2011.  Additionally, the Company is obligated to pay royalties to the unrelated third party.  On oil and gas from all wells on the leased premises, the royalty is a total of 20% of the market value.  The royalty payments are due on or before the last day of each month for the preceding month’s activity.  If the royalty payment is not made timely, the Company will owe a 10% per annum interest on the royalties due.  During February 2012, the lease was renewed for a period of two years.  See Note 10 for discussion on sale of 40% of this proprty interest subsequent to December 31, 2011.

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following at:

	December 31, 2011	December 31, 2010
Note payable to an individual, line of credit to borrow up to $100,000, unsecured, 10% interest, due upon demand	$55,498	$-

	$55,498	$-

Interest expense for the years ended December 31, 2011 and 2010 was $1,907 and $0, respectively.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

Notes payable –related parties consists of the following at:

	December 31, 2011	December 31, 2010
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $100,000, unsecured, 4% interest, due upon demand	$87,000	$-
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $50,000, unsecured, 4% interest, due upon demand	28,450	-
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $50,000, unsecured, 4% interest, due upon demand	13,250	-
Note payable to a director, unsecured, due upon demand, 0% interest	2,750	-

	$131,450	$-

Interest expense for the years ended December 31, 2011 and 2010 was $2,504 and $0, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On March 2, 2011, the Company effected a 12-to-1 forward stock split of its $0.001 par value common stock with a record date of March 22, 2011.

All shares and per share amounts have been retroactively restated to reflect the split discussed above.

During the year ended December 31, 2006, the member contributed capital of $400.

During the year ended December 31, 2007, the member contributed capital of $40,800.

During the year ended December 31, 2008, the member contributed capital of $12,000 and received draws totaling $10,000.

During the year ended December 31, 2009, the member contributed capital of $43,093.

During the quarter ended March 31, 2010, the member contributed capital of $27,761.
On May 3, 2011, the Company issued 14,000,000 shares to an individual in exchange for a 100% interest in Citadel Exploration, LLC.  As part of the Membership Purchase Agreement the former officers and directors agreed to cancel 7,696,000 shares of common stock of the then existing 13,896,000 shares of common stock.  On May 3, 2011, the transaction was closed and 100% interest in Citadel Exploration, LLC was acquired by the Company.  For accounting purposes, the acquisition of Citadel Exploration, LLC by the Company has been recorded as a reverse acquisition of a public company and recapitalization of Citadel Exploration, LLC based on the factors demonstrating that Citadel Exploration, LLC represents the accounting acquirer.  The historic financial statements of Citadel Exploration, LLC and related entities, while historically presented as an LLC equity structure, have been retroactively presented as a corporation for comparability purposes.  The Company changed its business direction and is now an oil and gas company.

On May 20, 2011, the Company sold 62,500 shares of common stock for cash of $50,000.  As of June 30, 2011, the Company issued 20,000 shares of common stock.  As of December 31, 2011, the remaining 42,500 shares have not been issued and have been recorded to stock payable.

On October 12, 2011, the Company issued 100,000 shares of common stock for services valued at $0.80 per share totaling $80,000 to be performed over a period of one year.  The shares were valued according to the fair value of the common stock based on the most recent sale of common stock for cash. For the year ended December 31, 2011, the Company had expensed $20,000 and the remaining $60,000 is reflected as Prepaid Stock Compensation at December 31 2011.

During the year ended December 31, 2011, there have been no other issuances of common stock.

NOTE 8 – WARRANTS AND OPTIONS

As of December 31, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

NOTE 10 – SUBSEQUENT EVENTS

On February 22, 2012, the Company sold 40% of its interest in an oil, gas and mineral lease, as described in Note 4, for $350,000.

During March 2012, the Company repaid a total of $140,000 to reduce balances in the lines of credit due to an entities owned and controlled by an officer, director and shareholder.