Form 10-Q
period 2012-03-31
Citadel Exploration, Inc.
filed 2012-05-17
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54639
[Missing Graphic Reference]
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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 7, 2012 was 20,362,500 shares.

CITADEL EXPLORATION, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CITADEL EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2012	2011

ASSETS

Current assets:
Cash	$106,320	$1,245
Prepaid expenses	300	16,664
Prepaid stock compensation	40,000	60,000
Total current assets	146,620	77,909

Oil and gas properties	144,215	205,360
Website, net	993	1,108

Total assets	$291,828	$284,377

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Overdraft in trust account	$286	$286
Accounts payable	29,746	107,709
Accounts payable - related party	10,488	-
Accrued interest payable	3,270	1,907
Accrued interest payable - related party	3,649	2,504
Note payable	55,298	55,298
Notes payable - related party	62,690	131,650
Total current liabilities	165,427	299,354

Total liabilities	165,427	299,354

Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares
authorized, 20,320,000 and 20,320,000 shares issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	20,320	20,320
Additional paid-in capital	161,938	160,958
Stock payable	34,000	34,000
Deficit accumulated during exploration stage	(89,857)	(230,255)
Total stockholders' equity (deficit)	126,401	(14,977)

Total liabilities and stockholders' equity (deficit)	$291,828	$284,377

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Inception
	For the three months		(November 6, 2006)
	ended		To
	March 31,		March 31,
	2012	2011	2012
		(restated)
Revenue	$-	$-	$-

Operating expenses:
General and administrative	17,716	1,393	82,174
General and administrative - related party	31,465	-	31,465
Amortization	115	-	382
Professional fees	46,313	-	199,621
Professional fees - related party	30,000	-	30,000
Gain on sale of interest in oil & gas properties	(267,856)	-	(267,856)
Gain on settlement of accounts payable	(661)	-	(661)
Total operating (income) expenses	(142,908)	1,393	75,125

Other expense:
Interest expense	(1,364)	-	(5,253)
Interest expense - related party	(1,146)	-	(3,650)
Total other expenses	(2,510)	-	(8,903)

Net income (loss) before provision for income taxes	140,398	(1,393)	(84,028)

Provision for income taxes	-	-	(5,829)

Net income (loss)	$140,398	$(1,393)	$(89,857)

Weighted average number of common shares	20,320,000	14,000,000
outstanding - basic

Net loss per share - basic	$0.01	$(0.00)

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
	For the three months		(November 6, 2006)
	ended		to
	March 31,		March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$140,398	$(1,393)	$(89,857)
Adjustments to reconcile net income (loss)
to net cash (used in) operating activities:
Amortization	115	-	382
Amortization of prepaid stock compensation	20,000	-	40,000
Gain on sale of interest in oil & gas properties	(267,856)	-	(267,856)
Gain on settlement of accounts payable	(661)	-	(661)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	8,503	-	(300)
Increase (decrease) in accounts payable	(69,441)	-	1,142
Increase in accounts payable - related party	10,488	-	10,488
Increase in accrued interest payable	1,363	-	3,270
Increase in accrued interest payable - related party	1,145	-	3,649

Net cash used in operating activities	(155,946)	(1,393)	(299,743)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(20,999)	(25,661)	(226,359)
Proceeds from sale of interest in oil & gas properties	350,000	-	350,000
Website	-	-	(1,375)

Net cash provided by (used in) investing activities	329,001	(25,661)	122,266

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in overdraft from trust account	-	-	286
Member contributions	980	27,761	105,523
Member distribution	-	-	10,000
Proceeds from sale of common stock, net of offering costs	-	-	50,000
Proceeds from notes payable	-	-	55,498
Proceeds from notes payable - related party	26,040	-	157,490
Repayments for notes payable - related party	(95,000)	-	(95,000)

Net cash provided by (used in) financing activities	(67,980)	27,761	283,797

NET CHANGE IN CASH	105,075	707	106,320

CASH AT BEGINNING OF YEAR	1,245	-	-

CASH AT END OF PERIOD	$106,320	$707	$106,320

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed with the acquisition of Citadel Exploration, LLC	$-	$-	$29,265
Shares issued for prepaid stock compensation	$-	$-	$80,000
See Accompanying Notes to Consolidated Financial Statements.

Citadel Exploration, Inc.
 (An Exploration Stage Company)
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company’s 10-K annual report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Principles of Consolidation
For the three months ended March 31, 2011, the consolidated financial statements include the accounts of Citadel Exploration, LLC.  For the three months ended March 31, 2012, the consolidated financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC.   All significant intercompany balances and transactions have been eliminated.   Citadel Exploration, Inc. and Citadel Exploration, LLC will be collectively referred herein to as the “Company”.

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

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

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

Oil and gas properties
The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration, development and estimated abandonment costs incurred for the purpose of acquiring and finding oil and natural gas are capitalized within cost centers. At March 31, 2012 and December 31, 2011, the Company had one cost center – California.  Unevaluated property costs are excluded from the depletion base until determination of the existence of proved reserves on the respective property or until the requirement for impairment. Unevaluated properties are reviewed at the end of each quarter to determine whether portions of the costs should be reclassified to the full cost pool and thereby subject to depletion. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

Capitalized costs of oil and natural gas properties evaluated as having, or not having, proved reserves are depleted in the aggregate by country using the unit-of-production method based upon estimated proved oil and natural gas reserves. For depletion purposes, relative volumes of oil and natural gas production and reserves are converted at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil. Depletable costs include estimates of future development costs of proved undeveloped reserves. The costs of properties not yet evaluated are not depleted until evaluation of the property. Such evaluations for a well and associated lease rights are made when it is determined whether or not the well has proved oil and natural gas reserves. Other unevaluated properties are evaluated for impairment as of the end of each calendar quarter based upon various factors at the time, including drilling plans, drilling activity, management’s estimated fair values of lease rights by project, and remaining lives of leases.

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

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

Reclassification
Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or accumulated deficit during exploration stage.  The Company reclassified $200 notes payable to notes payable – related party.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through April 2012 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (November 6, 2006) through the period ended March 31, 2012 of $89,857. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 3 – PREPAID EXPENSES

As of December 31, 2011, the Company had prepaid insurance totaling $16,664.  The prepaid insurance will be expensed on a straight line basis over the life of the insurance policy.  During the quarter ended March 31, 2012, the Company cancelled the insurance policy and adjusted the remaining balance due of $7,861 to the finance company and reduced prepaid insurance by $7,861.  The Company does not expect to receive any refunds from the finance company or from the insurance company as a result of the early cancellation of the insurance policy.  The insurance expense for the three months ended March 31, 2012 was $8,803.

During the three months ended March 31, 2012, the Company prepaid consulting costs totaling $300.  As of March 31, 2012, the balance of prepaid consulting was $300.  The prepaid consulting was expensed during April 2012 when the services were rendered.

NOTE 4 – OIL AND GAS PROPERTIES

The costs capitalized in oil and gas properties as of March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
Oil and gas property lease	$86,385	$61,984
Exploration	57,830	143,376
	$144,215	$205,360

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

On February 1, 2012, the Company renegotiated its oil, gas and mineral lease with an unrelated third party for an additional minimum term of two years.  The minimum lease payment is $20,640 per year.  The terms of the renegotiated lease are substantially the same as the original lease disclosed above.

On February 22, 2012, the Company sold 40% of its interest in the property disclosed above in exchange for $350,000.  The Company recorded a gain on the sale of the partial interest totaling $267,856.

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 5 – NOTE PAYABLE

Note payable consists of the following at:

	March 31, 2012	December 31, 2011
Note payable to an individual, line of credit to borrow up to $100,000, unsecured, 10% interest, due upon demand	$55,298	$55,298

	$55,288	55,298

Interest expense for the three months ended March 31, 2012 and 2011 was $1,364 and $0, respectively.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	March 31, 2012	December 31, 2011
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $100,000, unsecured, 4% interest, due upon demand	$33,240	$87,200
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $50,000, unsecured, 4% interest, due upon demand	13,450	28,450
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $50,000, unsecured, 4% interest, due upon demand	13,250	13,250
Note payable to a director, unsecured, due upon demand, 0% interest	2,750	2,750

	$62,690	$131,650

Interest expense for the three months ended March 31, 2012 and 2011 was $1,146 and $0, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On March 2, 2011, the Company effected a 12-to-1 forward stock split of its $0.001 par value common stock with a record date of March 22, 2011.

All shares and per share amounts have been retroactively restated to reflect the split discussed above.

During the three months ended March 31, 2012, an officer, director and shareholder donated capital of $980.

During the three months ended March 31, 2012, there have been no other issuances of common stock.

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 – WARRANTS AND OPTIONS

As of March 31, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 – RELATED PARTY TRANSACTIONS

On January 1, 2012, the Company entered into a consulting and rental agreement with an entity owned and controlled by an officer, director and shareholder.  The consulting fees are fixed at $10,000 per month and the rent is up to $25,000 per month.  The agreement automatically expires on July 1, 2013 unless the parties mutually agree to extend the term.  The Company will have a one-time option to extend the term of the agreement by compensating the related party with a renewal bonus of $500,000 at which time the agreement would continue for an additional 18 months at the same terms and conditions of the agreement.  During the three months ended March 31, 2012, the Company recorded consulting fees of $30,000 and rent expense of $31,465.

During March 2012, the Company repaid a total of $95,000 to reduce balances in the lines of credit due to entities owned and controlled by an officer, director and shareholder.

NOTE 10 – SUBSEQUENT EVENTS

During May 2012, the Company issued 42,500 shares of common stock to an investor for $34,000 in cash received during the year ended December 31, 2011.  Upon issuance of the common stock, the Company reduced the entire balance of stock payable to $0.

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

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Citadel”, “the Company”, and similar terms refer to Citadel Exploration, Inc. and its subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Overview

Citadel is an energy company engaged in the exploration and development of oil and natural gas properties. Our property is located in the County of San Benito, California. Subject to availability of capital, we strive to implement an accelerated development program utilizing capital resources, a regional operating focus, an experienced management and technical team, and enhanced recovery technologies to attempt to increase production and increase returns for our stockholders. Our corporate strategy is to continue building value in the Company through successful exploration and development of gas and oil assets.

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas and our ability to find, develop and acquire oil and gas reserves that are economically recoverable.

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

On February 22, 2012, we executed a “Letter Agreement Sale of Partial Interest in Vintage Lease, Project Indian” (“Vintage Lease Agreement”) with Sojitz Energy Venture, Inc. (“Sojitz”), whereby we sold to Sojitz an undivided Forty percent (40%) interest (“Assigned Interest”) relating to the Oil, Gas, and Mineral Lease dated February 1, 2012 from Vintage Petroleum California, LLC (the “Lessor”), a Delaware Limited Liability Company and wholly owned subsidiary of Occidental Petroleum, to Citadel, as Lessee. The Vintage Lease Agreement relates to a property known as “Project Indian,” which is located in San Benito County, California, covering approximately 688.71 acres of land, for a term of Five (5) years. As consideration for the Assigned Interest, Sojitz paid Citadel the sum of Three Hundred and Fifty Thousand Dollars ($350,000). Additionally, as part of the Vintage Lease Agreement, the parties entered into a Joint Operating Agreement (“JOA”), which includes all area under the Lease, as well as an area designated as Area of Mutual Interest or “AMI”.  During the quarter ended March 31, 2012, the Company recorded a gain of the sale of the partial interest totaling $267,856.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $89,857 for the period from inception (November 6, 2006) to March 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

During the three month period ended March 31, 2012 and 2011, we did not generate revenue.

Operating expenses, net of gains on the sale of interest in oil & gas properties and the gain on the settlement of accounts payable, totaled income of $142,908 during the three month period ended March 31, 2012 as compared to total expense of $1,393 in the prior three month period ended March 31, 2011. Operating expenses primarily consisted of general and administrative fees, general and administrative – related party, professional fees, professional fees- related party, and amortization in the three month period ended March 31, 2012.

General and administrative fees increased $16,323 from the three month period ended March 31, 2011 to the three month period ended March 31, 2012. This increase was primarily as a result of the insurance policy for the Company and increases for automobile expenses, phone expenses and travel expenses.

General and administrative –related party fees increased $31,465 from the three month period ended March 31, 2011 to the three month period ended March 31, 2012. This increase was primarily as a result of the placement of the Company in a corporate office.

Professional fees increased $46,313 from the three month period ended March 31, 2011 to the three month period ended March 31, 2012. The increase was primarily due to an increase in legal fees.

Professional fees – related party increased $30,000 from the three month period ended March 31, 2011 to the three month period ended March 31, 2012.  The increase was due to the monthly consulting fees at $10,000 per month which was effective on January 1, 2012.  The consultants were engaged due to increased activity by the Company and the initiation of a prospect generation and evaluation program.

Gain on the sale of interest in oil & gas properties increased $267,856 during the three months ended March 31, 2012 as compared to the three month period ended March 31, 2011.  The increase was due to the sale of 40% of the interest in the Indian project.

Gain on the settlement of accounts payable increased $661 during the three months ended March 31, 2012 as compared to the three month period ended March 31, 2011.  The increase was due to the settlement of accounts payable to one vendor.

Amortization fees increased $115 from the three month period ended March 31, 2011 to the three month period ended March 31, 2012. The increase was primarily due to amortization on the website.

Liquidity and Capital Resources

As of March 31, 2012, we had $106,320 in cash, $300 in prepaid expenses, and $40,000 in prepaid stock compensation. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(155,946)	$(1,393)
Net cash provided by (used in) investing activities	329,001	(25,661)
Net cash provided by (used in) financing activities	(67,980)	27,761
Net increase in Cash	105,075	707
Cash, beginning of year	1,245	-
Cash, end of year	$106,320	$707

Operating activities

Net cash used in operating activities was $155,946 for the three month period ended March 31, 2012. The net cash used in operating activities consisted primarily of professional fees.  Additionally, the most significant change was due to the gain on sale of interest in oil & gas properties.

Investing activities

Net cash provided by investing activities was $329,001 for the three month period ended March 31, 2012. The net cash provided by investing activities consisted of payments for the lease payment on oil and gas property of $20,640. Additionally, the most significant change was due to the proceeds received totaling $350,000 on sale of interest in oil & gas properties.

Financing activities

Net cash used in financing activities for the three month period ended March 31, 2012 was $67,980. The net cash provided by financing activities was mainly attributable to proceeds of $26,040 from notes payable – related party.  The net cash used in financing activities was mainly attributable to repayment of $95,000 on notes payable – related party.

As of March 31, 2012, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Armen Nahabedian, and our Principal Financial Officer, Christopher Whitcomb evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.  Based on that evaluation and assessment, Mr. Armen Nahabedian and Mr. Christopher Whitcomb concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A. to Part I of Form 10-K for the year ended December 31, 2011 (filed April 16, 2012) to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2012, we did not have any sales of unregistered securities.

Subsequent Issuance

On May 7, 2012, we issued 42,500 shares of our restricted common stock to 1 accredited investor who purchased the shares in May 2011 for a total purchase price of $34,000 all of which was paid in cash.

We believe that the issuance and sale of the above securities were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The securities were issued directly by us and did not involve a public offering or general solicitation. The recipient of the securities was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make her investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the securities, had such knowledge and experience in our financial and business matters that she was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our management on several occasions prior to her investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended March 31, 2012.

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

CITADEL EXPLORATION, INC.

Date: May 16, 2012	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)