Form 10-Q
period 2012-06-30
Citadel Exploration, Inc.
filed 2012-08-20
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on July 20, 2012 was 20,362,500 shares.

CITADEL EXPLORATION, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2012	2011

ASSETS

Current assets:
Cash	$12,857	$1,245
Other receivable	2,047	-
Prepaid expenses	16,518	16,664
Prepaid stock compensation	20,000	60,000
Total current assets	51,422	77,909

Oil and gas properties	146,169	205,360
Website, net	878	1,108

Total assets	$198,469	$284,377

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Overdraft in trust account	$-	$286
Accounts payable	39,815	107,709
Accounts payable - related party	50,953	-
Accrued interest payable	4,649	1,907
Accrued interest payable - related party	4,230	2,504
Notes payable	68,679	55,498
Notes payable - related party	55,690	131,450
Total current liabilities	224,016	299,354

Total liabilities	224,016	299,354

Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares
authorized, 20,362,500 and 20,320,000 shares issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	20,363	20,320
Additional paid-in capital	195,895	160,958
Stock payable	-	34,000
Deficit accumulated during development stage	(241,805)	(230,255)
Total stockholders' equity (deficit)	(25,547)	(14,977)

Total liabilities and stockholders' equity (deficit)	$198,469	$284,377

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

					(Inception)
	For the three months		For the six months		November 6, 2006
	ended		ended		to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	38,715	6,324	56,431	7,717	120,889
General and administrative - related party	31,465	-	62,930	-	62,930
Amortization	114	38	229	38	496
Professional fees	49,421	111,597	95,734	111,597	249,042
Professional fees - related party	30,000	-	60,000	-	60,000
Gain on sale of interest in oil & gas properties	-	-	(267,856)	-	(267,856)
Gain on settlement of accounts payable	-		(661)		(661)
Total operating expenses	149,715	117,959	6,807	119,352	224,840

Other expenses:
Interest expense	(1,653)	-	(3,017)	-	(6,906)
Interest expense - related party	(580)	(351)	(1,726)	(351)	(4,230)
Total other expenses	(2,233)	(351)	(4,743)	(351)	(11,136)

Net loss before provision for income taxes	(151,948)	(118,310)	(11,550)	(119,703)	(235,976)

Provision for income taxes	-	-	-	-	(5,829)

Net loss	$(151,948)	$(118,310)	$(11,550)	$(119,703)	$(241,805)

Weighted average number of common shares	20,320,000	20,214,237	20,320,000	16,025,635
outstanding - basic

Net loss per share - basic	$(0.01)	$(0.01)	$(0.00)	$(0.01)

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

			(Inception)
	For the six months		November 6, 2006
	ended		to
	June 30,		June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,550)	$(119,703)	$(241,805)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization	229	38	496
Amortization of prepaid stock compensation	40,000	-	60,000
Gain on sale of interest in oil & gas properties	(267,856)	-	(267,856)
Gain on settlement of accounts payable	(661)		(661)
Changes in operating assets and liabilities:
Increase in other receivable	(2,047)	-	(2,047)
(Increase) decrease in prepaid expenses	15,109	-	(1,555)
Increase (decrease) in accounts payable	(67,233)	28,627	11,011
Increase in accounts payable - related party	50,953	-	50,953
Increase in accrued interest payable	2,742	-	4,649
Increase in accrued interest payable - related party	1,726	351	4,230

Net cash used in operating activities	(238,588)	(90,687)	(382,585)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase oil and gas properties	(35,221)	(66,780)	(240,581)
Proceeds from sale of interest in oil & gas properties	350,000	-	350,000
Website	-	(1,375)	(1,375)

Net cash provided by (used in) investing activities	314,779	(68,155)	108,044

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in overdraft from trust account	(286)	-	-
Member contributions	-	-	104,543
Member distribution	-	-	10,000
Proceeds from sale of common stock, net of offering costs	-	77,761	50,000
Proceeds from notes payable	13,381	-	68,879
Repayments for notes payable	(1,714)	-	(1,714)
Proceeds from notes payable - related party	26,040	81,200	157,690
Repayments for notes payable - related party	(102,000)	-	(102,000)

Net cash provided by financing activities	(64,579)	158,961	287,398

NET CHANGE IN CASH	11,612	119	12,857

CASH AT BEGINNING OF YEAR	1,245	-	-

CASH AT END OF YEAR	$12,857	$119	$12,857

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH TRANSACTIONS:
Liabilities assumed with the acquisition of Citadel Exploration, LLC	$-	$-	$29,265
Shares issued for prepaid stock compensation	$-	$-	$80,000
Financing of prepaid insurance	$14,963	$-	$14,963

See Accompanying Notes to Consolidated Financial Statements.

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

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

Principles of Consolidation
For the three and six months ended June 30, 2012 and 2011, the consolidated financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC.   All significant intercompany balances and transactions have been eliminated.   Citadel Exploration, Inc. and Citadel Exploration, LLC will be collectively referred herein to as the “Company”.

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

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

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

Oil and gas properties
The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration, development and estimated abandonment costs incurred for the purpose of acquiring and finding oil and natural gas are capitalized within cost centers. At June 30, 2012 and December 31, 2011, the Company had one cost center – California.  Unevaluated property costs are excluded from the amortization base until determination of the existence of proved reserves on the respective property or until the requirement for impairment. Unevaluated properties are reviewed at the end of each quarter to determine whether portions of the costs should be reclassified to the full cost pool and thereby subject to amortization. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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
(Unaudited)

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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through August 2012 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (November 6, 2006) through the period ended June 30, 2012 of ($241,805). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 – PREPAID EXPENSES

As of December 31, 2011, the Company had prepaid insurance totaling $16,664.  The prepaid insurance will be expensed on a straight line basis over the term of the insurance policy for one year.  During the three months ended March 31, 2012, the Company recorded $16,664 of insurance expenses because the Company allowed the policy to lapse.

As of June 30, 2012, the Company had prepaid insurance totaling $16,518.  The prepaid insurance will be expensed on a straight line basis over the term of the insurance policy for one year.  During the three months ended June 30, 2012, the Company recorded $2,945 of insurance expenses.

NOTE 4 – OIL AND GAS PROPERTIES

The costs capitalized in oil and gas properties as of June 30, 2012 and December 31, 2011 are as follows:

	2012	2011
Oil and gas property lease	$57,831	$61,984
Exploration	88,338	143,376
	$146,169	$205,360

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

During the six months ended June 30, 2012, the Company has requested payment from Sojitz for a total of $2,047 of exploration costs for Sojitz’s portion of the costs which is recorded as other receivable as of June 30, 2012.

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following at:

	June 30, 2012	December 31, 2011
Note payable to an individual, line of credit to borrow up to $100,000, unsecured, 10% interest, due upon demand	$55,298	$55,498
Note payable to an entity for the financing of insurance premiums, unsecured, 15% interest, due February 2013	13,381	-

	$68,679	$55,498

Interest expense for the three months ended June 30, 2012 and 2011 was $1,927 and $0, respectively. Interest expense for the six months ended June 30, 2012 and 2011 was $3,017 and $0, respectively.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	June 30, 2012	December 31, 2011
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $100,000, unsecured, 4% interest, due upon demand	$32,240	$87,000
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $50,000, unsecured, 4% interest, due upon demand	12,950	28,450
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $50,000, unsecured, 4% interest, due upon demand	7,750	13,250
Note payable to a director, unsecured, due upon demand, 0% interest	2,750	2,750

	$55,690	$131,450

Interest expense for the three months ended June 30, 2012 and 2011 was $580 and $351, respectively.  Interest expense for the six months ended June 30, 2012 and 2011 was $1,726 and $351, respectively.

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

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

NOTE 8 – WARRANTS AND OPTIONS

As of June 30, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 – RELATED PARTY TRANSACTIONS

On January 1, 2012, the Company entered into a consulting and rental agreement with an entity owned and controlled by an officer, director and shareholder.  The consulting fees are fixed at $10,000 per month and rent is up to $25,000 per month.  The agreement automatically expires on July 1, 2013 unless the parties mutually agree to extend the term.  The Company will have a one-time option to extend the term of the agreement by compensating the related party with a renewal bonus of $500,000 at which time the agreement would continue for an additional 18 months at the same terms and conditions of the agreement.  During the six months ended June 30, 2012, the Company recorded consulting fees of $60,000 and rent expense of $62,930.

During the three months ended March 2012, the Company repaid a total of $110,000 to reduce balances in the lines of credit due to an entity owned and controlled by an officer, director and shareholder.

During the three months ended June 2012, the Company repaid a total of $8,750 to reduce balances in the lines of credit due to an entity owned and controlled by an officer, director and shareholder.

NOTE 10 – SUBSEQUENT EVENTS

During July 2012, the Company sold 2,000,000 shares of common stock for cash consideration of $80,000 or $0.04 per share.  As of the date of this filing $80,000 has been collected by the Company.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $241,805 for the period from inception (November 6, 2006) to June 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2012 and June 30, 2011

During the three month period ended June 30, 2012 and 2011, we did not generate revenue.

Operating expenses totaled $149,715 during the three month period ended June 30, 2012 as compared to total operating expense of $117,959 in the prior three month period ended June 30, 2011. Operating expenses primarily consisted of general and administrative fees, general and administrative – related party, professional fees, professional fees- related party, and amortization in the three month period ended June 30, 2012.

General and administrative fees increased $32,391 to $38,715 from the three month period ended June 30, 2011 to the three month period ended June 30, 2012. This increase was primarily as a result of the insurance policy for the Company and increases for automobile expenses, phone expenses and travel expenses.

General and administrative –related party fees increased $31,465 to $31,465 from the three month period ended June 30, 2011 to the three month period ended June 30, 2012. This increase was primarily as a result of the placement of the Company in a corporate office.

Professional fees decreased $62,176 to $49,421 from the three month period ended June 30, 2011 to the three month period ended June 30, 2012. The decrease was primarily due to a decrease in legal fees.

Professional fees – related party increased $30,000 to $30,000 from the three month period ended June 30, 2011 to the three month period ended June 30, 2012.  The increase was due to the monthly consulting fees at $10,000 per month which was effective on January 1, 2012.  The consultants were engaged due to increased activity by the Company and the initiation of a prospect generation and evaluation program.

Amortization increased $76 to $114 from the three month period ended June 30, 2011 to the three month period ended June 30, 2012. The increase was primarily due to amortization of the Company’s website.

Results of Operations for the Six Months Ended June 30, 2012 and June 30, 2011

During the six month period ended June 30, 2012 and 2011, we did not generate revenue.

Operating expenses, net of gains on the sale of interest in oil & gas properties and the gain on the settlement of accounts payable, totaled $6,807 during the six month period ended June 30, 2012 as compared to total operating expense of $119,352 in the prior six month period ended June 30, 2011. Operating expenses primarily consisted of general and administrative fees, general and administrative – related party, professional fees, professional fees- related party, and amortization in the six month period ended June 30, 2012.

General and administrative fees increased $48,714 to $56,431 from the six month period ended June 30, 2011 to the six month period ended June 30, 2012. This increase was primarily as a result of the insurance policy for the Company and increases for automobile expenses, phone expenses and travel expenses.

General and administrative –related party fees increased $62,930 to $62,930 from the six month period ended June 30, 2011 to the six month period ended June 30, 2012. This increase was primarily as a result of the placement of the Company in a corporate office.

Professional fees decreased $15,863 to $95,734 from the six month period ended June 30, 2011 to the six month period ended June 30, 2012. The decrease was primarily due to a decrease in legal fees.

Professional fees – related party increased $60,000 to $60,000 from the six month period ended June 30, 2011 to the six month period ended June 30, 2012.  The increase was due to the monthly consulting fees at $10,000 per month which was effective on January 1, 2012.  The consultants were engaged due to increased activity by the Company and the initiation of a prospect generation and evaluation program.

Gain on the sale of interest in oil & gas properties increased $267,856 during the six months ended June 30, 2012 as compared to the six month period ended June 30, 2011.  The increase was due to the sale of 40% of the interest in the Indian project.

Gain on the settlement of accounts payable increased $661 during the six months ended June 30, 2012 as compared to the six month period ended June 30, 2011.  The increase was due to the settlement of accounts payable to one vendor.

Amortization increased $191 to $229 from the six month period ended June 30, 2011 to the six month period ended June 30, 2012. The increase was primarily due to amortization of the Company’s website.

Liquidity and Capital Resources

As of June 30, 2012, we had $12,857 in cash, $2,047 in accounts receivable, $16,518 in prepaid expenses, and $20,000 in prepaid stock compensation. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(238,588)	$(90,687)
Net cash provided by (used in) investing activities	314,779	(68,155)
Net cash provided by (used in) financing activities	(64,579)	158,961
Net increase in Cash	11,612	119
Cash, beginning of year	1,245	-
Cash, end of year	$12,857	$119

Operating activities

Net cash used in operating activities was $238,588 for the six month period ended June 30, 2012, as compared to $90,687 used in operating activities for the same period in 2011. The net cash used in operating activities consisted primarily of professional fees.  Additionally, the most significant change was due to the gain on sale of interest in oil & gas properties and rent due to a related party.

Investing activities

Net cash provided by investing activities was $314,779 for the six month period ended June 30, 2012, as compared to $68,155 used in investing activities for the same period in 2011. The net cash provided by investing activities consisted of payments for the lease payment on oil and gas property of $20,640 and exploration costs of $14,581. Additionally, the most significant change was due to the proceeds received totaling $350,000 on sale of interest in oil & gas properties.

Financing activities

Net cash used in financing activities for the six month period ended June 30, 2012 was $62,997, as compared to $75,267 provided by financing activities for the same period of 2011 was due to loans from related parties.

As of June 30, 2012, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended June 30, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

CITADEL EXPLORATION, INC.

Date: August 20, 2012	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)