Form 10-Q/A
period 2012-06-30
Citadel Exploration, Inc.
filed 2012-08-29
CIK 1482075

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

*EXPLANATORY NOTE –The Registrant is amending this Form 10-Q strictly to supplement the XBRL exhibit requirement. No other disclosure was changed.

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

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

			(Inception)
	For the six months		November 6, 2006
	ended		to
	June 30,		June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,550)	$(119,703)	$(241,805)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization	229	38	496
Amortization of prepaid stock compensation	40,000	-	60,000
Gain on sale of interest in oil & gas properties	(267,856)	-	(267,856)
Gain on settlement of accounts payable	(661)		(661)
Changes in operating assets and liabilities:
Increase in other receivable	(2,047)	-	(2,047)
(Increase) decrease in prepaid expenses	15,109	-	(1,555)
Increase (decrease) in accounts payable	(67,233)	28,627	11,011
Increase in accounts payable - related party	50,953	-	50,953
Increase in accrued interest payable	2,742	-	4,649
Increase in accrued interest payable - related party	1,726	351	4,230

Net cash used in operating activities	(238,588)	(90,687)	(382,585)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase oil and gas properties	(35,221)	(66,780)	(240,581)
Proceeds from sale of interest in oil & gas properties	350,000	-	350,000
Website	-	(1,375)	(1,375)

Net cash used in investing activities	314,779	(68,155)	108,044

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in overdraft from trust account	(286)	-	-
Member contributions	-	-	104,543
Member distribution	-	-	10,000
Proceeds from sale of common stock, net of offering costs	-	77,761	50,000
Proceeds from notes payable	13,381	-	68,879
Repayments for notes payable	(1,714)	-	(1,714)
Proceeds from notes payable - related party	26,040	81,200	157,690
Repayments for notes payable - related party	(102,000)	-	(102,000)

Net cash provided by financing activities	(64,579)	158,961	287,398

NET CHANGE IN CASH	11,612	119	12,857

CASH AT BEGINNING OF YEAR	1,245	-	-

CASH AT END OF YEAR	$12,857	$119	$12,857

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH TRANSACTIONS:
Liabilities assumed with the acquisition of Citadel Exploration, LLC	$-	$-	$29,265
Shares issued for prepaid stock compensation	$-	$-	$80,000
Financing of prepaid insurance	$14,963	$-	$14,963

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

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

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

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

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

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

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

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

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

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

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

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

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

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EXPLORATION, INC.

Date: August 29, 2012	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)