Form 10-Q
period 2012-09-30
Citadel Exploration, Inc.
filed 2012-11-19
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2012 was 22,613,000 shares.

CITADEL EXPLORATION, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CITADEL EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2012	2011

ASSETS

Current assets:
Cash	$13,458	$1,245
Prepaid expenses	14,722	16,664
Prepaid stock-based compensation	-	60,000
Total current assets	28,180	77,909

Oil and gas properties	146,167	205,360
Website, net	764	1,108

Total assets	$175,111	$284,377

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Overdraft in trust account	$-	$286
Accounts payable	29,617	107,709
Accrued executive compensation	15,248	-
Accrued interest payable	6,043	1,907
Accrued interest payable - related party	4,764	2,504
Notes payable	62,155	55,498
Notes payable - related party	55,690	131,450
Total current liabilities	173,517	299,354

Total liabilities	173,517	299,354

Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares
authorized, 22,362,500 and 20,320,000 shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	22,363	20,320
Additional paid-in capital	474,843	160,958
Stock payable	48,430	34,000
Deficit accumulated during development stage	(544,042)	(230,255)
Total stockholders' equity (deficit)	1,594	(14,977)

Total liabilities and stockholders' equity (deficit)	$175,111	$284,377

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					(Inception)
	For the three months		For the nine months		November 6, 2006
	ended		ended		to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Revenue	$-	$675	$-	$675	$-

Operating expenses:
General and administrative	26,631	40,357	83,062	48,074	147,520
General and administrative - related party	1,875	-	64,805	-	64,805
Amortization	115	115	344	153	611
Professional fees	100,882	21,323	196,616	132,920	349,924
Professional fees - related party	-	-	60,000	-	60,000
Executive compensation	169,994	-	169,994	-	169,994
Gain on sale of interest in oil & gas properties	-	-	(267,856)	-	(267,856)
Gain on settlement of accounts payable	-		(661)		(661)
Total operating expenses	299,497	61,795	306,304	181,147	524,337

Other expenses:
Interest expense	(2,206)	(1,443)	(5,223)	(1,443)	(9,112)
Interest expense - related party	(534)	(965)	(2,260)	(1,316)	(4,764)
Total other expenses	(2,740)	(2,408)	(7,483)	(2,759)	(13,876)

Net loss before provision for income taxes	(302,237)	(63,528)	(313,787)	(183,231)	(538,213)

Provision for income taxes	-	-	-	-	(5,829)

Net loss	$(302,237)	$(63,528)	$(313,787)	$(183,231)	$(544,042)

Weighted average number of common shares	20,753,804	20,220,000	20,474,753	17,439,121
outstanding - basic

Net loss per share - basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			(Inception)
	For the nine months		November 6, 2006
	ended		to
	September 30,		September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(313,787)	$(183,231)	$(544,042)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization	344	153	611
Amortization of prepaid stock compensation	60,000	-	80,000
Gain on sale of interest in oil & gas properties	(267,856)	-	(267,856)
Gain on settlement of accounts payable	(661)		(661)
Options issued for executive compensation	149,994	-	149,994
Common stock payable for consulting	48,430	-	48,430
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(429)	-
Decrease (increase) in prepaid expenses	1,942	(24,997)	(14,722)
Increase (decrease) in accounts payable	(77,430)	92,530	814
Increase in accounts payable - related party	50,953	-	50,953
Increase in accrued executive compensation	15,248	-	15,248
Increase in accrued interest payable	4,136	542	6,043
Increase in accrued interest payable - related party	2,260	1,316	4,764

Net cash used in operating activities	(326,427)	(114,116)	(470,424)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase oil and gas properties	(22,951)	(95,180)	(228,311)
Proceeds from sale of interest in oil & gas properties	350,000	-	350,000
Website	-	(1,375)	(1,375)

Net cash provided by (used in) investing activities	327,049	(96,555)	120,314

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in overdraft from trust account	(286)	987	-
Member contributions	-	-	104,543
Member distribution	-	-	10,000
Proceeds from sale of common stock	80,980	48,496	130,980
Proceeds from notes payable	14,763	-	70,261
Repayments for notes payable	(8,106)	-	(8,106)
Proceeds from notes payable - related party	26,240	52,488	157,890
Repayments for notes payable - related party	(102,000)	108,700	(102,000)

Net cash provided by financing activities	11,591	210,671	363,568

NET CHANGE IN CASH	12,213	-	13,458

CASH AT BEGINNING OF YEAR	1,245	-	-

CASH AT END OF YEAR	$13,458	$-	$13,458

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

Principles of Consolidation
For the three and nine months ended September 30, 2012 and 2011, the consolidated financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC.   All significant intercompany balances and transactions have been eliminated.   Citadel Exploration, Inc. and Citadel Exploration, LLC will be collectively referred herein to as the “Company”.

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

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Oil and gas properties
The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration, development and estimated abandonment costs incurred for the purpose of acquiring and finding oil and natural gas are capitalized within cost centers. At September 30, 2012 and December 31, 2011, the Company had one cost center – California.  Unevaluated property costs are excluded from the amortization base until determination of the existence of proved reserves on the respective property or until the requirement for impairment. Unevaluated properties are reviewed at the end of each quarter to determine whether portions of the costs should be reclassified to the full cost pool and thereby subject to amortization. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through October 2012 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (November 6, 2006) through the period ended September 30, 2012 of ($544,042). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PREPAID EXPENSES

As of December 31, 2011, the Company had prepaid insurance totaling $16,664.  The prepaid insurance will be expensed on a straight line basis over the remaining life of the insurance policy.  During the nine months ended September 30, 2012, the Company expensed the entire prepaid insurance totaling $16,664 as insurance expenses.

As of September 30, 2012, the Company had prepaid insurance totaling $14,722.  The prepaid insurance will be expensed on a straight line basis over the remaining life of the insurance policy.  During the three and nine months ended September 30, 2012, the Company recorded $5,889 and $8,833, respectively, of insurance expenses.

NOTE 4 – OIL AND GAS PROPERTIES

The costs capitalized in oil and gas properties as of September 30, 2012 and December 31, 2011 are as follows:

	2012	2011
Oil and gas property lease	$57,830	$61,984
Exploration	88,337	143,376
	$146,167	$205,360

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 4 – OIL AND GAS PROPERTIES (continued)

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

During the nine months ended September 30, 2012, the Company has requested payment from Sojitz for a total of $2,047 of exploration costs for Sojitz’s portion of the costs which was received during the nine months ended September 30, 2012.

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following at:

	September 30, 2012	December 31, 2011
Note payable to an individual, line of credit to borrow up to $100,000, unsecured, 10% interest, due upon demand	$55,298	$55,498
Note payable to an entity for the financing of insurance premiums, unsecured, 15% interest, due February 2013	6,857	-
	$62,155	$55,498

Interest expense for the three months ended September 30, 2012 and 2011 was $2,206 and $1,443, respectively. Interest expense for the nine months ended September 30, 2012 and 2011 was $5,223 and $1,443, respectively.

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 6 – NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	September 30, 2012	December 31, 2011
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $100,000, unsecured, 4% interest, due upon demand	$32,240	$87,000
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $50,000, unsecured, 4% interest, due upon demand	12,950	28,450
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $50,000, unsecured, 4% interest, due upon demand	7,750	13,250
Note payable to a director, unsecured, due upon demand, 0% interest	2,750	2,750
	$55,690	$131,450

Interest expense for the three months ended September 30, 2012 and 2011 was $534 and $965, respectively.  Interest expense for the nine months ended September 30, 2012 and 2011 was $2,260 and $1,316, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On March 2, 2011, the Company effected a 12-to-1 forward stock split of its $0.001 par value common stock with a record date of March 22, 2011.

All shares and per share amounts have been retroactively restated to reflect the split discussed above.

During January 2012, the Company received donated capital of $980 from an officer of the Company.

During May 2012, the Company issued 42,500 shares of common stock to an investor for $34,000 in cash received during the year ended December 31, 2011.  Upon issuance of the common stock, the Company reduced the entire balance of stock payable to $0.

During the three months ended September 30, 2012, the Company agreed to issue a total 250,500 shares for consulting services rendered totaling $48,430.  The shares have not been issued as of September 30, 2012 and are recorded to stock payable.  In November 2012, the shares of common stock were issued.

During September 2012, the Company issued 2,000,000 shares of common stock to an investor for $80,000 in cash.

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 – STOCK OPTION PLAN

On September 1, 2012, the Board of Directors of the Company ratified, approved, and adopted a Stock Option Plan for the Company allowing for the grant of up to 10,000,000 shares of common stock or stock options to acquire common shares. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to thirty days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within six months of his death or such longer period as the Board of Directors may determine.

As approved by the Board of Directors, on September 4, 2012, the Company granted 4,000,000 stock options to two officers of the Company at $0.20 per share for terms of seven years. Of the total stock options, 1,000,000 vested immediately and the remaining vest equally over the next 3 years at the anniversary date of the employment agreements.  The total fair value of these options at the date of grant was estimated to be $599,974 and was determined using the Black-Scholes option pricing model with an expected life of 7 years, a risk free interest rate of 1.01%, a dividend yield of 0% and expected volatility of 254%.  During nine months ended September 30, 2012, and $149,994 was recorded as a stock based compensation expense.

The following is a summary of the status of all of the Company’s stock options as of September 30, 2012 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2012	-	$0.00	-
Granted	4,000,000	$0.20	6.92
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at September 30, 2012	4,000,000	$0.20	6.92
Exercisable at September 30, 2012	1,000,000	$0.20	6.92

Citadel Exploration, Inc.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 9 – RELATED PARTY TRANSACTIONS

On January 1, 2012, the Company entered into a consulting and rental agreement with an entity owned and controlled by an officer, director and shareholder.  The consulting fees are fixed at $10,000 per month and rent is up to $25,000 per month.  The agreement automatically expires on July 1, 2013 unless the parties mutually agree to extend the term.  The Company will have a one-time option to extend the term of the agreement by compensating the related party with a renewal bonus of $500,000 at which time the agreement would continue for an additional 18 months at the same terms and conditions of the agreement.  During the nine months ended September 30, 2012, the Company and the entity mutually agreed to terminate the consulting and rental agreement.  During the nine months ended September 30, 2012, the Company recorded consulting fees of $60,000 and rent expense of $62,930.  On July 1, 2012, the parties agreed to mutually terminate the agreement.

During the nine months ended September 2012, the Company repaid a total of $102,000 to reduce balances due under notes payable to entities owned and controlled by an officer, director and shareholder.

On September 1, 2012, the Company entered into a three year employment agreement with its CEO.  The annual salary for the first year is $120,000, then in the second year increases to $180,000 and in the third year it increases to $240,000.  Additionally, the officer received 2,000,000 stock options.  During the nine months ended September 30, 2012, the Company recording executive compensation totaling $74,997.

On September 1, 2012, the Company entered into a three year employment agreement with its CFO.  The annual salary for the first year is $120,000, then in the second year increases to $180,000 and in the third year it increases to $240,000.  Additionally, the officer received 2,000,000 stock options.  During the nine months ended September 30, 2012, the Company recording executive compensation totaling $74,997.

NOTE 10 – SUBSEQUENT EVENTS

In November 2012, the Company issued 250,500 shares of common stock to a consultant and reduced the entire balance of the stock payable.

In November 2012, the Company received a loan of $250,000 from a third party.  The loan bears interest at 12% per annum with interest due upon maturity.  It is due on the earlier 90 days or upon the consummation by the Company of any financing with aggregate proceeds equal to or in excess of $1,000,000.  The Company can extend the loan for a period of 90 days by paying an extension fee of 25,000 shares of the Company’s common stock and increasing the interest rate to 14% per annum.  The lender also received 500,000 warrants with an exercise price of $0.55.  The loan is secured by shares of the Company’s common stock that is held by the CEO of the Company.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

o	exploration risks such as drilling unsuccessful wells;
o	our ability to operate profitably;
o	our ability to efficiently and effectively finance our operations;
o	inability to achieve future sales levels or other operating results;
o	inability to raise additional financing for working capital;
o	inability to efficiently manage our operations;
o	inability to hire or retain sufficient qualified operating field personnel;
o	the inability of management to effectively implement our strategies and business plans;
o	the unavailability of funds for capital expenditures and/or general working capital;
o	deterioration in general or regional economic conditions;
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

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.citadelexploration.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Citadel Exploration, Inc., 420 Bryant Circle, Unit D, Ojai, California 93023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our Projects

Citadel has accepted a written invitation to participate with Black Hawk Oil Co. LLC (Blackhawk) and Sojitz Energy Ventures (Sojitz) in the South San Joaquin Valley. Sojitz and Blackhawk have collectively leased over 52,000 acres in the area under the guidance of The Nahabedian Exploration Group LLC. Subject to adequate financing and on a prospect by prospect basis Citadel will be able to farm-in on that lease block under favorable terms.  Citadel has already identified more than 20 prospects on the lease block for drilling.

On January 31, 2009, our wholly-owned subsidiary, Citadel Exploration, LLC (“CEL”), entered into an Oil and Gas Lease (“Lease”) for 688.71 acres of property with Vintage Petroleum, LLC (“Vintage”), a company owned by Occidental Petroleum (NYSE:OXY), for an initial term of three years. During February 2012, we entered into a new lease with Vintage for a period of two years.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $544,042 for the period from inception (November 6, 2006) to September 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2012 and September 30, 2011

During the three month period ended September 30, 2012 we did not generate revenue. In the prior three month period ended September 30, 2011 we earned $675 in revenue.

Operating expenses totaled $299,497 during the three month period ended September 30, 2012 as compared to total operating expense of $61,795 in the prior three month period ended September 30, 2011. Operating expenses primarily consisted of general and administrative fees, general and administrative – related party, amortization, professional fees, and executive compensation in the three month period ended September 30, 2012.

General and administrative fees decreased $13,726 to $26,631 from the three month period ended September 30, 2011 to the three month period ended September 30, 2012. This decrease was primarily due to reduction in conferences and seminars by $9,000.

General and administrative –related party fees increased $1,875 to $1,875 from the three month period ended September 30, 2011 to the three month period ended September 30, 2012. This increase was primarily as a result of the placement of the Company in a corporate office.

Professional fees increased $79,559 to $100,882 from the three month period ended September 30, 2011 to the three month period ended September 30, 2012. The increase was primarily due to the increase in consulting fees.

Executive compensation increased $169,994 to $169,994 from the three month period ended September 30, 2011 to the three month period ended September 30, 2012. The increase was primarily due to the fair value of the vested stock options that were granted as part of the employment agreements with two officers.

Results of Operations for the Nine Months Ended September 30, 2012 and September 30, 2011

During the nine month period ended September 30, 2012, we did not generate revenue. In the prior nine month period ended September 30, 2011 we earned $675 in revenue.

Operating expenses, net of gains on the sale of interest in oil & gas properties and the gain on the settlement of accounts payable, totaled $306,304 during the nine month period ended September 30, 2012 as compared to total operating expense of $181,147 in the prior nine month period ended September 30, 2011. Operating expenses primarily consisted of general and administrative fees, general and administrative – related party, professional fees, professional fees- related party, and amortization in the nine month period ended September 30, 2012.

General and administrative expenses increased by $34,988 to $83,062 from the nine month period ended September 30, 2011 to the nine month period ended September 30, 2012. This increase was primarily as a result of the insurance policy for the Company and increases for automobile expenses, phone expenses and travel expenses.

General and administrative –related party expenses increased by $64,805 to $64,805 from the nine month period ended September 30, 2011 to the nine month period ended September 30, 2012. This increase was primarily as a result of the placement of the Company in a corporate office.

Amortization expenses increased by $191 to $344 from the nine month period ended September 30, 2011 to the nine month period ended September 30, 2012. The increase was primarily due to amortization on the website.

Professional fees increased by $63,696 to $196,616 from the nine month period ended September 30, 2011 to the nine month period ended September 30, 2012. The increase was primarily due to increase in consulting fees.

Professional fees – related party increased $60,000 to $60,000 from the nine month period ended September 30, 2011 to the nine month period ended September 30, 2012.  The increase was due to the monthly consulting fees at $10,000 per month which was effective on January 1, 2012.  Both parties mutually agreed to terminate the agreement as of July 1, 2012.  The consultants were engaged due to increased activity by the Company and the initiation of a prospect generation and evaluation program.

Executive compensation increased by $169,994 to $169,994 from the nine month period ended September 30, 2011 to the nine month period ended September 30, 2012. The increase was primarily due to the fair value of the vested stock options that were granted as part of the employment agreements with two officers.

Gain on the sale of interest in oil & gas properties increased $267,856 during the nine months ended September 30, 2012 as compared to the nine month period ended September 30, 2011.  The increase was due to the sale of 40% of the interest in the Indian project.

Gain on the settlement of accounts payable increased $661 during the nine months ended September 30, 2012 as compared to the nine month period ended September 30, 2011.  The increase was due to the settlement of accounts payable to one vendor.

Liquidity and Capital Resources

As of September 30, 2012, we had $13,458 in cash and $14,722 in prepaid expenses. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(326,426)	$(114,116)
Net cash provided by (used in) investing activities	327,049	(96,555)
Net cash provided by financing activities	11,591	210,971
Net increase in Cash	12,213	-
Cash, beginning of year	1,245	-
Cash, end of year	$13,458	$-

Operating activities

Net cash used in operating activities was $327,049 for the nine month period ended September 30, 2012, as compared to $114,116 used in operating activities for the same period in 2011. The net cash used in operating activities consisted primarily of professional fees.  Additionally, the most significant change was due to the gain on sale of interest in oil & gas properties.

Investing activities

Net cash provided by investing activities was $314,779 for the nine month period ended September 30, 2012, as compared to $96,555 used in investing activities for the same period in 2011. The net cash provided by investing activities consisted of payments for the lease payment on oil and gas property of $22,951. Additionally, the most significant change was due to the proceeds received totaling $350,000 on sale of interest in oil & gas properties.

Financing activities

Net cash used in financing activities for the nine month period ended September 30, 2012 was $11,591, as compared to $210,971 provided by financing activities for the same period of 2011.

As of September 30, 2012, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Armen Nahabedian, and our Chief Financial Officer, Philip McPherson evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.  Based on that evaluation and assessment, Mr. Armen Nahabedian and Mr. Philip McPherson concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances pursuant to Subscription Agreements

On July 17, 2012, we sold 2,000,000 shares of our restricted common stock to 1 accredited investor for a total purchase price of $80,000 all of which was paid in cash.

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

Option Grants

On September 4, 2012, we granted options to purchase 2,000,000 shares of our common stock (exercisable at $0.20 per share for a term of seven (7) years) to our Chief Executive Officer pursuant to his employment agreement. Of the 2,000,000 options, 500,000 vested on September 4, 2012, 500,000 will vest on the first anniversary of the grant date (September 4, 2013), 500,000 will vest on the second anniversary of the grant date (September 4, 2014) 500,000 will vest on the third anniversary of the grant date (September 4, 2014).

On September 4, 2012, we granted options to purchase 2,000,000 shares of our common stock (exercisable at $0.20 per share for a term of seven (7) years) to our Chief Financial Officer pursuant to his employment agreement. Of the 2,000,000 options, 500,000 vested on September 4, 2012, 500,000 will vest on the first anniversary of the grant date (September 4, 2013), 500,000 will vest on the second anniversary of the grant date (September 4, 2014) 500,000 will vest on the third anniversary of the grant date (September 4, 2014).

We made the aforementioned stock option grants in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Subsequent Stock Issuances

On November 14, 2012, we issued 250,500 shares of restricted common stock to a consultant pursuant to his advisory agreement dated July 12, 2012.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended September 30, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

2012 Stock Incentive Plan

On September 1, 2012, we adopted the 2012 Stock Incentive Plan. We have reserved for issuance an aggregate of 10,000,000 shares of common stock under our 2012 Stock Incentive Plan.  To date 4,000,000 options and no shares of common stock have been granted under this plan.

Employment Agreements with Executive Officers

On September 1, 2012, we entered into an employment agreement with our CEO, Armen Nahabedian. The term of the employment agreement commenced on September 1, 2012 and will terminate on September 1, 2015. As consideration the Company will pay our CEO a monthly base salary of $10,000 for the first 12 months. The base salary shall increase to $15,000 for months 13 through 24 and then to $20,000 for months 25 through 36. Additionally, pursuant to the employment agreement our CEO was granted 2,000,000 options to purchase shares of our common stock at $0.20 per share for period of seven (7) years. Of the 2,000,000 options, 500,000 vested on September 4, 2012, 500,000 will vest on the first anniversary of the grant date (September 4, 2013), 500,000 will vest on the second anniversary of the grant date (September 4, 2014) 500,000 will vest on the third anniversary of the grant date (September 4, 2014).

On September 1, 2012, we entered into an employment agreement with our CFO, Philip McPherson. The term of the employment agreement commenced on September 1, 2012 and will terminate on September 1, 2015. As consideration the Company will pay our CFO a monthly base salary of $10,000 for the first 12 months. The base salary shall increase to $15,000 for months 13 through 24 and then to $20,000 for months 25 through 36. Additionally, pursuant to the employment agreement our CFO was granted 2,000,000 options to purchase shares of our common stock at $0.20 per share for period of seven (7) years. Of the 2,000,000 options, 500,000 vested on September 4, 2012, 500,000 will vest on the first anniversary of the grant date (September 4, 2013), 500,000 will vest on the second anniversary of the grant date (September 4, 2014) 500,000 will vest on the third anniversary of the grant date (September 4, 2014).

Bridge Loan

In November 2012, we received a loan of $250,000 from a third party.  The loan bears interest at 12% per annum with interest due upon maturity.  It is due on the earlier 90 days or upon the consummation by the Company of any financing with aggregate proceeds equal to or in excess of $1,000,000.  We can extend the loan for a period of 90 days by paying an extension fee of 25,000 shares of the Company’s common stock and increasing the interest rate to 14% per annum.  The lender also received 500,000 warrants with an exercise price of $0.55.  The loan is secured by shares of the common stock that is held by the CEO of the Company.

Item 6. Exhibits.

Exhibit No.	Description
10.4	2012 Stock Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

CITADEL EXPLORATION, INC.

Date: November 19, 2012	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)