Form 10-K
period 2012-12-31
Citadel Exploration, Inc.
filed 2013-04-01
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54639

CITADEL EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1550482
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

417 31st Street, Unit A
Newport Beach, California 92663
 (Address of principal executive offices) (Zip Code)

(949) 612-8040
(Registrant's telephone number, including area code)

Copies of Communications to:
Rutan & Tucker
611 Anton Blvd, 14th Floor Newport Beach, CA 92663
(714) 641-3487 • Fax (714) 546-9035

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012 (the last business day of the registrant's most recently completed second fiscal quarter) was $13,567,800 based on a share value of $0.60.

The number of shares of Common Stock, $0.001 par value, outstanding on April 1, 2013 was 28,031,640 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CITADEL EXPLORATION, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2012

Index to Report
on Form 10-K

PART I		Page

Item 1.	Business	2
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	2
Item 3.	Legal Proceedings	16

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 8.	Financial Statements and Supplementary Data	22
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	22
Item 9A (T)	Control and Procedures	22
Item 9B.	Other Information	23

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	23
Item 11.	Executive Compensation	27
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
Item 13.	Certain Relationships and Related Transactions, and Director Independence	29
Item 14	Principal Accounting Fees and Services	30

PART IV

Item 15.	Exhibits, Financial Statement Schedules	31

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

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.citadelexploration.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Citadel Exploration, Inc., 417 31st Street Unit A, Newport Beach, California 92663.

INDUSTRY AND MARKET DATA

The market data and certain other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. In addition, some data are based on our good faith estimates.

PART I

ITEM 1. BUSINESS AND 2. PROPERTIES

Business Development

Citadel Exploration, Inc. (“Citadel”) was formed as a Nevada corporation in December 2009.  On March 2, 2011, Citadel changed its name from Subprime Advantage, Inc. to Citadel Exploration, Inc.  Effective May 3, 2011, Citadel completed the acquisition of the Indian Shallow Oil Development Project, located in the Bitterwater sub-basin of the Salinas Basin in California, consisting of 689 acres of leased property from Vintage Petroleum, LLC (Vintage), a division of Occidental Petroleum (NYSE: OXY), through the acquisition of 100% of the outstanding membership interest of Citadel Exploration, LLC, a California Limited Liability Company (“CEL”) pursuant to the Membership Purchase Agreement and Plan of Reorganization (“Membership Purchase Agreement”).

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

Our Projects

Citadel is in advanced discussions to participate with Black Hawk Oil Co. LLC (Blackhawk) and Sojitz Energy Ventures (Sojitz) in the South San Joaquin Valley. Sojitz and Blackhawk have collectively leased over 52,000 acres in the area under the guidance of The Nahabedian Exploration Group LLC. Subject to adequate financing and on a prospect by prospect basis Citadel will be able to farm-in on that lease block under favorable terms.  Citadel has already identified more than 15 prospects on the lease block for drilling.

On January 31, 2009, our wholly-owned subsidiary, CEL, entered into an Oil and Gas Lease (“Lease”) for 689 acres of property with Vintage, a company owned by Occidental Petroleum (NYSE:OXY), for an initial term of three years. During February 2012, we entered into a new lease with Vintage for a period of two years.

Other Events

 On February 22, 2012, we executed a “Letter Agreement Sale of Partial Interest in Vintage Lease, Project Indian” (“Vintage Lease Agreement”) with Sojitz Energy Venture, Inc. (“Sojitz”), whereby we sold to Sojitz an undivided Forty percent (40%) interest (“Assigned Interest”) relating to the Oil, Gas, and Mineral Lease dated February 1, 2012 from Vintage Petroleum California, LLC (the “Lessor”), a Delaware Limited Liability Company and wholly owned subsidiary of Occidental Petroleum, to Citadel, as Lessee. The Vintage Lease Agreement relates to a property known as “Project Indian,” which is located in San Benito County, California, covering approximately 689 acres of land, for a term of Five (5) years. As consideration for the Assigned Interest, Sojitz paid Citadel the sum of Three Hundred and Fifty Thousand Dollars ($350,000). Additionally, as part of the Vintage Lease Agreement, the parties entered into a Joint Operating Agreement (“JOA”), which includes all area under the Lease, as well as an area designated as Area of Mutual Interest or “AMI”.

SOJITZ JOINT VENTURE / RANCHO GRANDE

Rancho Grande was acquired by Sojitz Energy Venture Inc and Black Hawk Oil Co. LLC in August 2011. The lease covers more than 52,000 acres and is part of the largest, privately held, contiguous acreage block in the state of California. The lands have a total royalty burden of 23% and over 15 prospects have already been identified by Citadel for drilling. Citadel will have the option to participate on a prospect by prospect basis on industry standard terms.  Prospect areas will be defined in advance of the drilling of an exploratory well and the amounts of acreage earned will be determined by the depth of completion. This acreage block is highly prospective and permitting efforts have commenced on the block. Wells may be drilled in the second quarter of 2013 in areas that are within existing administrative field boundaries. From the recent work conducted on the block utilizing 2D /3D seismic, well control, offset production figures, and other available information, Citadel believes there is a strong chance for as much as 100 million gross barrels of recoverable oil from this block. Targets on this block range in depth from 1000’ to 15,000’ and range from heavy oil to gas condensate.

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

We will develop Project Indian as a thermal recovery operation. The initial phase of evaluation will entail the drilling of 15 vertical wells and cyclic steaming to initiate production. Full scale development may follow in 2015 following the analysis of steaming and production of vertical wells. Record high long term oil prices make a target of this size extremely attractive.

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

On gas, including casing head gas or other gaseous substances, produced from each well located on the leased premises, the royalties shall be the market value of nineteen and one-half percent (19.5%) to Vintage and one-half percent (1/2 of 1%) to PML (pursuant to a non-executory royalty interest owned by PML) of the gas produced, used, vented or flared from such well (excepting any gas flared or vented during a reasonable test period), delivered to Vintage, free of all costs of production and delivery. Vintage may, with prior written consent, use, vent or flare, royalty free any gas produced from the well or wells located on the lease premises for operations conducted on the lease premises. If Vintage does not take such gas in kind, CEL shall market such gas at its market value, and the royalties payable shall be computed on such market value. With respect to gas sold by CEL the term “market value” shall mean the proceeds received by CEL in an arms-length, good faith transaction with a third party purchaser. If CEL sells gas in good faith to a third party who is not a subsidiary or an affiliate of CEL, and the gas is sold at a point off the leased premises, Vintage’s royalty shall bear its pro rata share of reasonable transportation costs to such point of sale. Without the prior written consent of Vintage, CEL shall not (i) sell gas to any subsidiary or affiliate of CEL for transportation, gathering or treating of gas in a Hydrocarbon Recovery Plan, in the event transportation is chargeable against Vintage’s interest, as provided for above.

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

Personnel

As of the date of this report, and as a result of our recent organizational establishment, we had two full-time employees. As production and drilling activities increase or decrease, we may have to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

We periodically review the carrying value of our gas and oil properties under the successful effort method accounting rules of the Securities and Exchange Commission. Under these rules, capitalized costs of proved gas and oil properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at an annual rate of 10%. Application of this “ceiling” test requires pricing future revenue at the un-escalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. We may be required to write down the carrying value of our gas and oil properties when natural gas and oil prices are depressed or unusually volatile, which would result in a charge against our earnings. Once incurred, a write-down of the carrying value of our natural gas and oil properties is not reversible at a later date.

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

	2012		2011
	BID PRICES		BID PRICES
	High	Low	High	Low
1st Quarter	$.45	$.90	$0	$0
2nd Quarter	$.34	$.73	$0	$0
3rd Quarter	$.10	$.32	$.58	$2.15
4th Quarter	$.13	$.50	$.17	$1.20

Holders of Common Stock

As of April 1, 2013, we had approximately 75 stockholders of record of the 28,031,640 shares outstanding.

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

Recent Sales of Unregistered Securities

On November 5, 2012, the company received a loan of $250,000 from a third party.  The loan bears interest at 12% per annum with interest due upon maturity.  It is due on the earlier of 90 days or upon the consummation by the company of any financing with aggregate proceeds equal to or in excess of $1,000,000.  The lender also received 500,000 warrants with an exercise price of $0.55.

On November 14, 2012, we issued 250,500 shares of our restricted common stock to a consultant.

On February 4, 2013, we issued 4,086,000 shares of our restricted common stock for cash consideration of $1,389,240 or $0.34 per share.

On February 28, we issued 100,000 shares of our restricted common stock for cash consideration of $34,000 or $0.34 per share.

On February 28, 2013 we issued 750,000 shares of our restricted common stock for the conversion of a loan and interest in the amount of $255,000 or $0.34 per share.

On February 28, 2013 we issued 162,640 shares of our restricted common stock for the conversion of a note payable in the amount of $55,298 or $0.34 per share.

On February 28, 2013 we issued 240,000 shares of our restricted common stock for accounting services.

On February 28, 2013 we issued 50,000 shares of our restricted common stock for legal services.

On February 28, 2013 we issued 30,000 shares of our restricted common stock for marketing services.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2012.

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

Our Operations

Our principal strategy is to focus on the acquisition of oil and natural gas mineral leases that have known hydrocarbons or are in close proximity to known hydrocarbons that have been underdeveloped.   Once acquired, we strive to implement an accelerated development program utilizing capital resources, a regional operating focus, an experienced management and technical team, and enhanced recovery technologies to attempt to increase production and increase returns for our stockholders. Our oil and natural gas acquisition and development activities are currently focused in the State of California.

Currently at Project Indian, we continue to work on obtaining permits, with exploration activities expected to commence in the second half of 2013.

Currently at Project Rancho Grande, the joint venture group continue to permit prospects and are in the early stages of selecting drilling locations, with drilling expected to commence in the second quarter of 2013.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $827,847 for the period from inception (November 6, 2006) to December 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the years ended December 31, 2012 and 2011, we did not generate revenue.

Operating expenses totaled $449,642 during the year ended December 31, 2012 as compared to $216,492 in the prior year ended December 31, 2011. Operating expenses primarily consisted of general and administrative fees, professional fees, executive compensation and amortization and depreciation in the year ended December 31, 2011.

General and administrative fees increased from $69,137 from the year ended December 31, 2011 to the year ended December 31, 2012 and general and administrative fees – related party increased $70,430 from the year ended December 31, 2011 to the year ended December 31, 2012.  This increase was primarily as a result an increase in general and administrative costs due to the increase in business acitivities.

Professional fees increased $74,141 from the year ended December 31, 2011 to the year ended December 31, 2012 and professional fees – related party increased $60,000 from the year ended December 31, 2011 to the year ended December 31, 2012.  This increase was primarily as a result an increase in professional fees due to the increase in reporting requirements related to a public company.

Executive compensation increased $229,994 from the year ended December 31, 2011 to the year ended December 31, 2012.  This increase was primarily as a result of the employment agreements with the CEO and CFO during 2012.

Liquidity and Capital Resources

As of December 31, 2012, we had $112,580 in cash and $9,283 in prepaid expenses. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the year ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Net cash used in operating activities	$(406,395)	$(138,827)
Net cash provided by investing activities	289,811	(125,412)
Net cash provided by financing activities	227,919	265,484
Net increase in Cash	111,335	1,245
Cash, beginning of year	1,245	-
Cash, end of year	$112,580	$1,245

Operating activities

Net cash used in operating activities was $406,395 for the year ended December 31, 2012. The net cash used in operating activities consisted primarily of professional fees.

Investing activities

Net cash used in investing activities was $289,811 for the year ended December 31, 2012. The net cash provided by investing activities consisted of proceeds from the sale of a partial interest in an oil& gas property.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2012 was $227,919. The net cash provided by financing activities was mainly attributable to proceeds from sale of common stock and proceeds from notes payable.

As of December 31, 2012, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-16 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Armen Nahabedian and Principal Financial Officer, Philip McPherson, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on their evaluation, they concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

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

Name	Age	Title	Term
Armen Nahabedian	34	Chief Executive Officer, President & Director	8/9/2011
Daniel Szymanski	50	Chairman of the Board	5/3/2011
Philip J. McPherson	38	Chief Financial Officer, Secretary, Treasurer & Director	9/1/2012
Jacob L. Barnhart	33	Director	5/3/2011
James Borgna	34	Director	5/3/2011

Armen Nahabedian, 34, President, Chief Executive Officer, and a Director: Mr. Nahabedian is a fourth generation oil and gas explorer in the state of California.  In 1999, Mr. Nahabedian joined the United States Marine Corp as an infantryman and reached the rank of Corporal (E-4) before serving in operation Iraqi Freedom and receiving an honorable discharge in 2003. Mr. Nahabedian immediately thereafter went to work in the oil fields of the South San Joaquin Valley for his family’s oil company, The Nahabedian Exploration Group.  After early success in his exploration efforts Mr. Nahabedian became a regional supervisor and managed the drilling operations for some of the deepest exploratory wells drilled in the state of California from 2004 through2007.  In 2007, Mr. Nahabedian then joined The Nahabedian Exploration Group as a partner and supervised land acquisition efforts (over 750,000 acres leased or optioned) and prospect generation.  Mr. Nahabedian continued to act as an operational supervisor and in 2009, he became involved in business development and finance. Acting as the company’s primary fund raiser Mr. Nahabedian educated his self in public financing and securities and with the assistance of an experienced legal team formed Citadel Exploration, Inc. in 2011.

Daniel L. Szymanski, 50, Chairman of the Board:  Dan Szymanski comes to the board of Citadel Exploration, Inc. with over 20 years of industry experience, including exploration and production assignments with Tenneco and Chevron, and worldwide exploration with Occidental.  Dan served as Manager of Business Development, then Manager-Financial Planning and Analysis at Oxy's Headquarters in LA.  His final role at Oxy was Asset Manager for 42 oil and gas fields producing in California’s San Joaquin and Sacramento Valleys.  Since 2008, Dan has been a consultant to the oil and gas industry and partner in a seismic data firm.  Mr. Szymanski has a Bachelors in Geology from the University of Wisconsin and a Masters in Geophysics from Purdue.

Philip J. McPherson, 38 Chief Financial Officer and Director: Mr. McPherson joined Citadel Exploration in September of 2012 with nearly two decades of experience in the capital markets and financial services sectors.  He started his career as a retail stock broker with Mission Capital in 1997 and became partner before it was acquired by oil and gas boutique C. K. Cooper & Company. At C.K. Cooper, Mr. McPherson was a research analyst specializing in small cap exploration & production companies.  In 2007, he joined Global Hunter Securities as a partner and managing director of the energy research group. During his Wall Street career, Mr. McPherson was presented the Wall Street Journal “Best on the Street” Award was named a Zack’s 5-Start Analyst for three consecutive years.  He is a recognized expert on California E&P firms. Mr. McPherson received his Bachelors in Economics from East Carolina University.

Jacob Barnhart, 33, Director: Mr. Barnhart has been working in the financial sector for the last four years as a financial advisor for Ameriprise.  Prior to receiving his bachelor’s degree in sociology from Seattle University, Jacob served four years in the United Sates Marine Corps and reached the rank of corporal.  Mr. Barnhart has a tremendous work ethic and prides himself on the leadership traits he obtained while serving his country.

James Borgna, 34, Director:  Mr. Borgna is a third generation oil and gas industry supplier and producer.  Mr. Borgna currently owns and operates KVOS LLC which supplies production facilities and process equipment in California.  Mr. Borgna specializes in scalable facilities that are fabricated work in-house.  Mr. Borgna has supervised the fabrication of oil and gas facilities for many of the major operators in the San Joaquin Basin.  Mr. Borgna gained valuable experience with project management, facilities design, and gained familiarity with permitting guidelines and restrictions. Prior to joining his family in the oil and gas industry Mr. Borgna served six years in the United States Navy and achieved the rank of E-5.

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

During the year ended December 31, 2012, we entered into employment contracts with both our CEO and CFO on September 1, 2012.  The contract calls for each to receive a base salary of $10,000  per month for the first 12 months.  The base salary shall increase to $15,000 per month for the next 12 month period and then increase to $20,000 per month for the final 12 months of the three year contract.  The CEO & CFO are also entitled to quarterly and annual bonuses upon reaching mutually agreeable objectives set by Employer and Employee.   The CEO & CFO shall be entitled to receive and or participate in all benefit plans and programs of Employer currently existing or hereafter made available to executives and or senior management of the Employer.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the last two fiscal years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Armen Nahabedian,	2012	40,000	-0-	-0-	74,997	-0-	-0-	-0-	114,997
Chief Executive Officer, President, and Director (1)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Philip McPherson	2012	40,000	-0-	-0	74,997	-0-	-0-	-0-	114,997
Chief Financial Officer, Secretary, Treasurer, and Director (2)

(1)	Mr. Nahabedian was appointed Chief Executive Officer, President, and a Director of the Company on August 9, 2011.
(2)	Mr. McPherson was appointed Chief Financial Officer, Secretary, Treasurer, and a Director of the Company on September 1, 2012.

Termination of Employment

With the addapatation of employment contracts for the company’s CEO and CFO, in the event of a change of control the CEO and CFO are entitled to two years of current monthly salary and two years of medical insurance.  Additionally all unvested stock options immediately vest.

Option Grants in Last Fiscal Year

During the years ended December 31, 2012 we granted both the CEO and CFO 2,000,000 stock options at $0.20 in September of 2012.  Of these options 500,000 vested immediately and the balance vest on a three year term of 500,000 each year.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for our board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 1, 2013 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 28,031,640 shares of common stock outstanding.

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

Security Ownership of Certain Beneficial Owners and Management
Title of Class	Name and address of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned
Common	Armen Nahabedian, Chief Executive Officer, President & Director	4,635,000(2)	17.0%
Common	Daniel L. Szymanski, Chairman of the Board	250,000	1.0%
Common	Philip J. McPherson, CFO & Director	2,000,000	7.0%
Common	Jacob L. Barnhart, Director	200,000	0.9%
Common	James Borgna, Director	200,000	0.9%
Common	Vahagn Nahabedian	4,000,000	14.0%

	All Beneficial Owners as a Group	11,285,000	40.0%
(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  Each Parties’ address is care of the Company at 417 31st St. Unit A, Newport Beach, CA 92663

(2)	The 4,635,000 shares are indirectly owned by Armen Nahabedian and directly owned by Gold or Glory Corporation, of which Mr. Armen Nahabedian is a shareholder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

As of December 31, 2012, the Company had notes payable totaling $32,240 due to one entity that is controlled by an officer, director and stockholder of the Company.

As of December 31, 2012, the Company had notes payable totaling $2,750 due to one entity that is controlled by an director of the Company.

Promoters and Certain Control Persons

We did not have any promoters at any time since our inception in December 2009.

Director Independence

We currently have three independent  directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTCQB does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth the fees paid or accrued by us for the audit and other services provided by De Joya Griffith & Company, LLC for the audit of our annual financial statements for the years ended December 31, 2012 and December 31, 2011:

		Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011

Audit Fees(1)	$	$21,800	$10,600
Audit-Related Fees		$-	-
Tax Fees		$-	-
All Other Fees		$-	-
Total	$	$21,800	$10,600

(1)	Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

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

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the "Index to Financial Statements" at page are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Citadel Exploration, Inc.		S-1		3(i)(a)	2/11/10
3(i)(b)	Certificate of Amendment – Name Change – Dated March 3, 2011		8-K		3(i)(b)	3/10/11
3(i)(c)	Certificate of Change – Dated March 3, 2011		8-K		3(i)(c)	3/10/11
3(ii)(a)	Bylaws of Citadel Exploration, Inc.		S-1		3(ii)(a)	2/11/10
10.1	Membership Purchase Agreement and Plan of Reorganization– Dated February 28, 2011		8-K		2.1	3/31/11
10.2	Addendum No. 1 to Membership Purchase Agreement and Plan of Reorganization – Dated April 27, 2011		8-K		2.2	5/3/11
10.3	Letter Agreement – Dated February 22, 2012		8-K		10.1	3/22/12
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.2	Presentation – Dated November 10, 2011	8-K			EEX. 99.2	111/15/12
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X
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
       Armen Nahabedian, President

Date: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Armen Nahabedian	Chief Executive Officer (Principal Executive Officer), President, and Director	April 1, 2013
Armen Nahabedian

/S/ Philip J. McPherson	Chief Financial Officer (Principal Financial Officer) Secretary, Treasurer, and Director	April 1, 2013
Philip J. McPherson

/S/ Daniel L. Szymanski	Chairman of the Board	April 1, 2013
Daniel L. Szymanski

/S/ Jacob Barnhart	Director	April 1, 2013
Jacob L. Barnhart

/S/ James Borgna	Director	April 1, 2013
James Borgna

CITADEL EXPLORATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012 AND 2011

Office Locations
 Las Vegas, NV
  New York, NY
    Pune, India
  Beijing, China
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Citadel Exploration, Inc.

We have audited the accompanying consolidated balance sheets of Citadel Exploration, Inc. (An Exploration Stage Company) (the "Company") as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011 and for the period from inception (November 6, 2006) to December 31, 2012 and 2011. Citadel Exploration, Inc. management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citadel Exploration, Inc. (An Exploration Stage Company) as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the year ended December 31, 2012 and 2011 and for the periods from inception (November 6, 2006) to December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
March 28, 2013

CITADEL EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(audited)

	December 31,	December 31,
	2012	2011

ASSETS

Current assets:
Cash	$112,580	$1,245
Other receivable	7,253	-
Prepaid expenses	9,283	16,664
Prepaid stock-based compensation	-	60,000
Total current assets	129,116	77,909

Oil and gas properties	159,833	205,360
Fixed asset, net	20,299	-
Website, net	649	1,108

Total assets	$309,897	$284,377

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Overdraft in trust account	$-	$286
Accounts payable	22,438	107,709
Accrued executive compensation	80,000	-
Accrued interest payable	11,217	1,907
Accrued interest payable - related party	3,607	2,504
Notes payable, net	222,527	55,498
Notes payable - related party	34,990	131,450
Total current liabilities	374,779	299,354

Total liabilities	374,779	299,354

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 22,613,000 and 20,320,000 shares issued and oustanding
as of December 31, 2012 and December 31, 2011, respectively	22,613	20,320
Additional paid-in capital	740,352	160,958
Stock payable	-	34,000
Deficit accumulated during development stage	(827,847)	(230,255)
Total stockholders' deficit	(64,882)	(14,977)

Total liabilities and stockholders' deficit	$309,897	$284,377
See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(audited)

			Inception
	For the years		(November 6, 2006)
	ended		to
	December 31,		December 31,
	2012	2011	2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	132,054	62,917	196,512
General and administrative - related party	70,430	-	70,430
Amortization and depreciation	3,732	267	3,999
Professional fees	227,449	153,308	380,757
Professional fees - related party	60,000	-	60,000
Executive compensation	229,994	-	229,994
Gain on sale of interest in oil & gas properties	(267,856)	-	(267,856)
Gain on settlement of accounts payable	(6,161)	-	(6,161)
Total operating expenses	449,642	216,492	667,675

Other expenses:
Interest expense	(143,556)	(3,889)	(147,445)
Interest expense - related party	(2,794)	(2,504)	(5,298)
Total other expenses	(146,350)	(6,393)	(152,743)

Net loss before provision for income taxes	(595,992)	(222,885)	(820,418)

Provision for income taxes	1,600	1,600	7,429

Net loss	$(597,592)	$(224,485)	$(827,847)

Weighted average number of common shares	21,063,016	18,165,260
outstanding - basic

Net loss per share - basic	$(0.03)	$(0.01)
See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.
(FORMERLY SUBPRIME ADVANTAGE, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(AUDITED)

					Deficit
					Accumulated
			Additional		During	Total
	Common Shares		Paid-In	Stock	Exploration	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity (Deficit)
Balance, November 6, 2006	-	$-	$-	$-	$-	$-

December 31, 2006
Member contribution	14,000,000	14,000	(13,600)	-	-	400

Net loss	-	-	-	-	(805)	(805)

Balance, December 31, 2006	14,000,000	14,000	(13,600)	-	(805)	(405)

December 31, 2007
Member contribution	-	-	40,800	-	-	40,800

Net loss	-	-	-	-	(1,140)	(1,140)

Balance, December 31, 2007	14,000,000	14,000	27,200	-	(1,945)	39,255

December 31, 2008
Member contribution	-	-	12,000	-	-	12,000

December 31, 2008
Member distribution	-	-	(10,000)	-	-	(10,000)

Net loss	-	-	-	-	(1,943)	(1,943)

Balance, December 31, 2008	14,000,000	14,000	29,200	-	(3,888)	39,312

December 31, 2009
Member contribution	-	-	43,093	-	-	43,093

Net loss	-	-	-	-	(1,082)	(1,082)

Balance, December 31, 2009	14,000,000	14,000	72,293	-	(4,970)	81,323

Net loss	-	-	-	-	(800)	(800)

Balance, December 31, 2010	14,000,000	14,000	72,293	-	(5,770)	80,523

March 31, 2011
Member contribution	-	-	27,761	-	-	27,761

May 3, 2011
Recapitalization	6,200,000	6,200	(35,465)	-	-	(29,265)

May 20, 2011
Issuance of common stock for cash	20,000	20	15,980	34,000	-	50,000

October 1, 2011
Issuance of common stock for services	100,000	100	79,900	-	-	80,000

December 31, 2011
Donated capital	-	-	489	-	-	489

Net loss	-	-	-	-	(224,485)	(224,485)

Balance, December 31, 2011	20,320,000	$20,320	$160,958	$34,000	$(230,255)	$(14,977)

January 31, 2012
Donated capital	-	-	980	-	-	980

May 7, 2012
Issuance of common stock for stock payable	42,500	43	33,957	(34,000)	-	-

July 1, 2012
Forgiveness of debt with related party	-	-	50,953	-	-	50,953

July 12, 2012
Issuance of common stock for services	250,500	250	48,180	-	-	48,430

September 1, 2012
Issuance of stock options for employment agreements	-	-	149,994	-	-	149,994

September 13, 2012
Issuance of common stock for cash	2,000,000	2,000	78,000	-	-	80,000

November 15, 2012
Issuance of warrants as part of note payable	-	-	217,330	-	-	217,330

Net loss	-	-	-	-	(597,592)	(597,592)

Balance, December 31, 2012	22,613,000	$22,613	$740,352	$-	$(827,847)	$(64,882)

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(audited)

			Inception
	For the years		(November 6, 2006)
	ended		to
	December 31,		December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(597,592)	$(224,485)	$(827,847)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization and depreciation	3,732	267	3,999
Amortization of prepaid stock compensation	60,000	20,000	80,000
Amortization of debt discount	132,813	-	132,813
Gain on sale of interest in oil & gas properties	(267,856)	-	(267,856)
Gain on settlement of accounts payable	(6,161)		(6,161)
Options issued for executive compensation	149,994	-	149,994
Shares issued for consulting	48,430	-	48,430
Changes in operating assets and liabilities:
Increase in other receivable	(7,253)	-	(7,253)
Decrease (increase) in prepaid expenses	7,381	(16,664)	(9,283)
Increase (decrease) in accounts payable	(20,296)	77,644	58,148
Increase in accrued executive compensation	80,000	-	80,000
Increase in accrued interest payable	9,310	2,504	11,814
Increase in accrued interest payable - related party	1,103	1,907	3,010

Net cash used in operating activities	(406,395)	(138,827)	(550,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase oil and gas properties	(36,617)	(124,037)	(241,977)
Proceeds from sale of interest in oil & gas properties	350,000	-	350,000
Website	-	(1,375)	(1,375)
Purchase fixed assets	(23,572)	-	(23,572)

Net cash provided by (used in) investing activities	289,811	(125,412)	83,076

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/ (decrease) in overdraft from trust account	(286)	286	-
Member contributions	980	28,250	105,523
Member distribution	-	-	10,000
Proceeds from sale of common stock	80,000	50,000	130,000
Proceeds from notes payable	264,763	55,498	320,261
Repayments for notes payable	(21,078)	-	(21,078)
Proceeds from notes payable - related party	66,563	131,450	198,013
Repayments for notes payable - related party	(163,023)	-	(163,023)

Net cash provided by financing activities	227,919	265,484	579,696

NET CHANGE IN CASH	111,335	1,245	112,580

CASH AT BEGINNING OF YEAR	1,245	-	-

CASH AT END OF YEAR	$112,580	$1,245	$112,580

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed with the acquisition of Citadel Exploration, LLC	$-	$-	$29,265
Shares issued for prepaid stock compensation	$-	$-	$80,000
Financing of insurance	$14,963	$-	$14,963
Forgiveness of debt due to related party	$50,953	$-	$50,953

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Citadel Exploration, Inc. ("Citadel Inc") was incorporated on December 17, 2009 in the State of Nevada originally under the name Subprime Advantage, Inc.  On March 2, 2011, the Company changed its name from Subprime Advantage, Inc. to Citadel Exploration, Inc.

On May 3, 2011, Citadel Inc completed the acquisition of 100% interest in Citadel Exploration, LLC, a California limited liability company, ("Citadel LLC") pursuant to a Membership Purchase Agreement (the "MPA").  Under the MPA, Citadel Inc issued 14,000,000 shares of the its common stock an individual in exchange for a 100% interest in Citadel LLC.  Additionally under the MPA, the former officers and directors of Citadel Inc agreed to cancel 7,696,000 shares of its common stock.  For accounting purposes, the acquisition of the Citadel LLC by Citadel Inc has been accounted for as a recapitalization, similar to a reverse acquisition except no goodwill is recorded, whereby the private company, Citadel LLC, in substance acquired a non-operational public company (Citadel Inc) with nominal assets and liabilities for the purpose of becoming a public company.   Accordingly, Citadel LLC are considered the acquirer for accounting purposes and thus, the historical financials are primarily that of Citadel LLC.  As a result of this transaction, Citadel Inc changed its business direction and is now involved in the acquisition and development of oil and gas resources in California.  Citadel LLC was incorporated on November 6, 2006 (Date of Inception) and accordingly, the accompanying financial statements are from the Date of Inception of Citadel LLC through ending reporting periods reflected.

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

Principles of consolidation
For the years ended December 31, 2012 and 2011, the consolidated financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC.   All significant intercompany balances and transactions have been eliminated.   Citadel Exploration, Inc. and Citadel Exploration, LLC will be collectively referred herein to as the “Company”.

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

F-6

CITADEL EXPLORATION, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Fixed assets
The Company records all property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Depreciation is calculated using the straight-line method over the estimated useful life of the assets or the lease term, whichever is shorter.  Leasehold improvements include the cost of the Company’s internal development and construction department.  Depreciation periods are as follows:

Vehicles                                           3 years

Website
The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of three years using the straight-line method for financial statement purposes.  The Company has commenced amortization upon completion of the Company’s fully operational website.  Amortization expense for the year ended December 31, 2012 and 2011 totaled $458 and $267, respectively.

CITADEL EXPLORATION, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

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

Oil and gas properties
The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration, development and estimated abandonment costs incurred for the purpose of acquiring and finding oil and natural gas are capitalized within cost centers. At December 31, 2012 and December 31, 2011, the Company had one cost center – California.  Unevaluated property costs are excluded from the amortization base until determination of the existence of proved reserves on the respective property or until the requirement for impairment. Unevaluated properties are reviewed at the end of each quarter to determine whether portions of the costs should be reclassified to the full cost pool and thereby subject to amortization. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and gas properties (continued)
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

Effective, January 1, 2013, the Company changed its policy to successful efforts.  The Company has evaluated the impact on the prior periods and there are no material changes to the balance sheet as a result of the change in accounting policy.  During the quarter ended December 31, 2012, the Company expensed $6,196 of geological and geophysical costs in anticipation of the change in accounting policy.

In 2013, the Company uses the successful efforts method of accounting for oil and gas exploration costs. Expenditures to acquire mineral interests in oil and gas properties and to drill and equip exploratory wells are capitalized as exploration and evaluation expenditures within.  Intangible assets until the well is complete and the results have been evaluated.  If, following the evaluation, the exploratory well has not found proved reserves, the previously capitalized costs are evaluated for derecognition or tested for impairment.  Geological and geophysical costs and other exploration expenditures are expensed as incurred.

Debt discount
The Company records debt discount as a contra liability account and is presented net of the associated note payable.  The discount was amortized over the life on the note payable using the straight line method because the straight line method approximates the effective interest method.

Revenue recognition
The Company recognizes oil and natural gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. Gas-balancing arrangements are accounted for using the sales method.

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the year ended December 31, 2012 and 2011.

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

CITADEL EXPLORATION, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes (continued)
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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2012 and 2011, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2012 and 2011, $1,600 and $1,600 of income tax expense has been incurred.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through March 2013 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (November 6, 2006) through the period ended December 31, 2012 of ($827,847). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PREPAID EXPENSES

As of December 31, 2012 and 2011, the Company had prepaid insurance totaling $9,283 and $16,664, respectively.  The prepaid insurance will be expensed on a straight line basis over the remaining life of the insurance policy.  During the years ended December 31, 2012 and 2011, the Company recorded $21,871 and $16,664 of insurance expenses.

CITADEL EXPLORATION, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 4 – OIL AND GAS PROPERTIES

The costs capitalized in oil and gas properties as of December 31, 2012 and 2011 are as follows:

	2012	2011
Oil and gas property lease	$57,830	$61,984
Exploration	102,003	143,376
	$159,833	$205,360

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

During the year ended December 31, 2012, the Company has requested payment from Sojitz for a total of $9,301 of exploration costs for Sojitz’s portion of the costs of which $2,048 was received during the year ended December 31, 2012.  The remaining balance due of $7,253 is recorded as an other receivable.

NOTE 5 – FIXED ASSETS

Fixed assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
Vehicle	$23,572	$-
Less: Accumulated depreciation	(3,273)	-
	$20,299	$-

Depreciation expense for the year ended December 31, 2012 was $3,273.

NOTE 6 – WEBSITE

Website as of December 31, 2012 and 2011 are as follows:

	2012	2011
Website	$1,375	$1,375
Less: Accumulated amortization	(726)	(267)
	$649	$1,108

Amortization expense for the year ended December 31, 2012 was $459.

CITADEL EXPLORATION, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following at:

	December 31, 2012	December 31, 2011
Note payable to an individual, line of credit to borrow up to $100,000, unsecured, 10% interest, due upon demand	$55,298	$55,498
Note payable to an entity for the financing of insurance premiums, unsecured, 13% interest, due March 2012	-	-
Note payable to an entity for the financing of insurance premiums, unsecured, 15% interest, due March 2013	1,746	-
Note payable to an individual, personally guaranteed by shares of the Company which are owned by an officer, 12% interest, due on the earlier of February 2013 or the Company raising in excess of $1,000,000	250,000	-
Debt discount	(84,517)

	$222,527	$55,498

Interest expense for the years ended December 31, 2012 and 2011 was $10,744 and $1,907, respectively.

NOTE 8 – NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	December 31, 2012	December 31, 2011
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $100,000, unsecured, 4% interest, due upon demand	$32,240	$87,000
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $50,000, unsecured, 4% interest, due upon demand	-	28,450
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $50,000, unsecured, 4% interest, due upon demand	-	13,250
Note payable to a director, unsecured, due upon demand, 0% interest	2,750	2,750

	$34,990	$131,450

Interest expense for the years ended December 31, 2012 and 2011 was $2,794 and $2,504, respectively.

CITADEL EXPLORATION, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On October 12, 2011, the Company issued 100,000 shares of common stock for services totaling $80,000 to be performed over a period of one year.  The shares were valued according to the fair value of the common stock

During January 2012, the Company received donated capital of $980 from an officer of the Company.

During May 2012, the Company issued 42,500 shares of common stock to an investor for $34,000 in cash received during the year ended December 31, 2011.  Upon issuance of the common stock, the Company reduced the entire balance of stock payable to $0.

During July 2012, an entity owned and controlled by an officer and director of the Company forgave accounts payable totaling $50,953 and was recorded to additional paid in capital.

During the three months ended September 30, 2012, the Company agreed to issue a total 250,500 shares for consulting services rendered totaling $48,430.  In November 2012, the shares of common stock were issued.

During September 2012, the Company issued 4,000,000 stock options to executives as part of their employment agreements.  The fair value of the stock options totaled $149,994.

CITADEL EXPLORATION, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

During September 2012, the Company issued 2,000,000 shares of common stock to an investor for $80,000 in cash.

During November 2012, the Company issued 500,000 warrants to a lender in conjunction with a promissory note.  The fair value of the warrants totaled $217,330.

NOTE 10 – STOCK OPTION PLAN

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

As approved by the Board of Directors, on September 4, 2012, the Company granted 4,000,000 stock options to two officers of the Company at $0.20 per share for terms of seven years. Of the total stock options, 1,000,000 vested immediately and the remaining vest equally over the next 3 years at the anniversary date of the employment agreements.  The total fair value of these options at the date of grant was estimated to be $599,974 and was determined using the Black-Scholes option pricing model with an expected life of 7 years, a risk free interest rate of 1.01%, a dividend yield of 0% and expected volatility of 254%.  During year ended December 31, 2012, $149,994 was recorded as a stock based compensation expense.

The following is a summary of the status of all of the Company’s stock options as of December 31, 2012 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2012	-	$0.00	-
Granted	4,000,000	$0.20	6.67
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at December 31, 2012	4,000,000	$0.20	6.67
Exercisable at December 31, 2012	1,000,000	$0.20	6.67

NOTE 11 – WARRANTS

On November 15, 2012, the Company granted 500,000 stock warrants to a lender at $0.55 per share for terms of two years. The total fair value of these warrant at the date of grant was estimated to be $217,330 and was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.28%, a dividend yield of 0% and expected volatility of 302%.  During year ended December 31, 2012, $132,813 was recorded amortization of debt discount and included in interest expense.

CITADEL EXPLORATION, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 11 – WARRANTS (CONTINED)

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2012 and changes during the period ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2012	-	$0.00	-
Granted	500,000	$0.55	1.87
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at December 31, 2012	500,000	$0.55	1.87
Exercisable at December 31, 2012	500,000	$0.55	1.87

NOTE 12 – RELATED PARTY TRANSACTIONS

On January 1, 2012, the Company entered into a consulting and rental agreement with an entity owned and controlled by an officer, director and shareholder.  The consulting fees are fixed at $10,000 per month and rent is up to $25,000 per month.  The agreement automatically expires on July 1, 2013 unless the parties mutually agree to extend the term.  The Company will have a one-time option to extend the term of the agreement by compensating the related party with a renewal bonus of $500,000 at which time the agreement would continue for an additional 18 months at the same terms and conditions of the agreement.  During the year ended December 31, 2012, the Company and the entity mutually agreed to terminate the consulting and rental agreement.  During the year ended December 31, 2012, the Company recorded consulting fees of $60,000 and rent expense of $62,930.  On July 1, 2012, the parties agreed to mutually terminate the agreement.  The entity agreed to forgive $50,953 of accounts payable related to the agreement and was recorded to additional paid in capital.

During the year ended December 31, 2012, the Company repaid a total of $122,700 to reduce balances due under notes payable to entities owned and controlled by an officer, director and shareholder.

On July 31, 2012, the Company purchased a vehicle from the CEO of the Company for $23,572 and allowed the Company up to one year to repay the loan.  The loan bears 0% interest.  During the year ended December 31, 2012, the Company paid a total of $23,572 of the note payable.  As of December 31, 2012, the balance owed is $0.

On September 1, 2012, the Company entered into a three year employment agreement with its CEO.  The annual salary for the first year is $120,000, then in the second year increases to $180,000 and in the third year it increases to $240,000.  Additionally, the officer received 2,000,000 stock options.  During the year ended December 31, 2012, the Company recording executive compensation totaling $114,997.

On September 1, 2012, the Company entered into a three year employment agreement with its CFO.  The annual salary for the first year is $120,000, then in the second year increases to $180,000 and in the third year it increases to $240,000.  Additionally, the officer received 2,000,000 stock options.  During the year ended December 31, 2012, the Company recording executive compensation totaling $114,997.

CITADEL EXPLORATION, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

During November 2012, the Company paid $6,196 to The Nahabedian Group for reimbursement of geophysical survey on potential future locations. The Nahabedian Group is an entity owned and controlled by the CEO of the Company. This amount was initially capitalized under exploration costs, since the Company followed full cost method.  During the year ended December 31, 2012, the amount was reclassified as expense and is included in general and administrative expenses to account for change in accounting policy to successful efforts method.

NOTE 13 – SUBSEQUENT EVENTS

During February 2013, the Company raised a total of $1,424,000 in cash through the sale of 4,186,000 shares of common stock at a price of $0.34 per share.

During February 2013, the Company repaid $15,000 of notes payable – related party.

On February 19, 2013, the Company settled $250,000 of principal on a note payable and the entire balance of accrued interest for 750,000 shares of common stock and $2,500 in cash.

On February 26, 2013, the Company settled $55,298 of principal on a note payable and the entire balance of accrued interest for 162,640 shares of common stock.

On February 28, 2013, the Company issued 240,000 shares of common stock for accounting services.

On February 28, 2013, the Company issued 50,000 shares of common stock for legal services.

On February 28, 2013, the Company issued 30,000 shares of common stock for marketing services.