Form 10-K/A
period 2012-12-31
Citadel Exploration, Inc.
filed 2013-04-02
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A
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

DOCUMENTS INCORPORATED BY REFERENCE: None.

*Explanatory Note: This Annual Report on 10-K/A is being filed for the sole purpose of adding the XBRL exhibit, due to an inadvertent error by the EDGAR filing agent with respect to the Annual Report on Form 10-K filed on April 1, 2013. No disclosure was changed as a result of this amendment.

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