Form 10-Q
period 2013-03-31
Citadel Exploration, Inc.
filed 2013-05-13
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(949) 612-8040
(Registrant’s telephone number, including area code)

Copies of Communications to:
Rutan & Tucker
611 Anton Blvd, 14th Floor Costa Mesa, CA 92626
(714) 641-3487
Fax (714) 546-9035

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 10, 2013 was 28,031,640 shares.

CITADEL EXPLORATION, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$1,305,478	$112,580
Other receivable	44,262	7,253
Prepaid expenses	58,900	9,283
Total current assets	1,408,640	129,116

Deposits	3,150	-
Oil and gas properties	186,574	159,833
Fixed assets, net	18,334	20,299
Website, net	535	649

Total assets	$1,617,233	$309,897

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$22,294	$22,438
Accrued executive compensation	130,638	80,000
Accrued interest payable	8,316	11,217
Accrued interest payable - related party	-	3,607
Notes payable	41,250	222,527
Notes payable - related party	-	34,990
Total current liabilities	202,498	374,779

Total liabilities	202,498	374,779

Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares
authorized, 28,031,640 and 22,613,000 shares issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	28,032	22,613
Additional paid-in capital	2,631,939	740,352
Deficit accumulated during development stage	(1,245,236)	(827,847)
Total stockholders' equity (deficit)	1,414,735	(64,882)

Total liabilities and stockholders' equity (deficit)	$1,617,233	$309,897

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
			Inception
	For the three months		(November 6, 2006)
	ended		to
	March 31,		March 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating expenses:
General and administrative	55,283	17,716	251,795
General and administrative - related party	-	31,465	70,430
Depreciation and amortization	2,079	115	6,078
Professional fees	150,360	46,313	531,117
Professional fees - related party	-	30,000	60,000
Executive compensation	97,498	-	327,492
Gain on sale of interest in oil & gas properties	-	(267,856)	(267,856)
Gain on settlement of accounts payable	-	(661)	(6,161)
Total operating (income) expenses	305,220	(142,908)	972,895

Other expenses:
Interest expense	(112,021)	(1,364)	(259,466)
Interest expense - related party	(148)	(1,146)	(5,446)
Total other expenses	(112,169)	(2,510)	(264,912)

Net (loss) income before provision for income taxes	(417,389)	140,398	(1,237,807)

Provision for income taxes	-	-	7,429

Net (loss) income	$(417,389)	$140,398	$(1,245,236)

Weighted average number of common shares	25,813,834	20,320,000
outstanding - basic and diluted

Net (loss) income per share - basic and diluted	$(0.02)	$0.01

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC. AND SUBSIDIARY (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
	For the three months		(November 6, 2006)
	ended		to
	March 31,		March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(417,389)	$140,398	$(1,245,236)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	2,079	115	6,078
Amortization of prepaid stock compensation	-	20,000	80,000
Amortization of debt discount	84,517	-	217,330
Gain on sale of interest in oil & gas properties	-	(267,856)	(267,856)
Non cash interest expense	22,500	-	22,500
Gain on settlement of accounts payable	-	(661)	(6,161)
Stock based compensation expense	37,498	-	187,492
Shares issued for services	116,000	-	164,430
Changes in operating assets and liabilities:
Increase in other receivables	(37,009)	-	(44,262)
Decrease (increase) in prepaid expenses	(8,367)	8,503	(17,650)
Increase (decrease) in accounts payable	(144)	(58,953)	58,004
(Increase) in deposits	(3,150)	-	(3,150)
Increase in accrued executive compensation	50,638	-	130,638
Increase (decrease) in accrued interest payable	(2,901)	1,363	8,913
Increase(decrease) in accrued interest payable - related party	(3,607)	1,145	(597)
Net cash used in operating activities	(159,335)	(155,946)	(709,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase oil and gas properties	(26,741)	(20,999)	(268,718)
Proceeds from sale of interest in oil & gas properties	-	350,000	350,000
Purchase of website	-	-	(1,375)
Purchase of fixed assets	-	-	(23,572)
Net cash (used in) provided by investing activities	(26,741)	329,001	56,335

CASH FLOWS FROM FINANCING ACTIVITIES
Member contributions	-	980	105,523
Member distribution	-	-	10,000
Proceeds from sale of common stock, net of costs	1,410,711	-	1,540,711
Proceeds from notes payable	-	-	320,261
Repayments for notes payable	3,253	-	(17,825)
Proceeds from notes payable - related party	-	26,040	198,013
Repayments for notes payable - related party	(34,990)	(95,000)	(198,013)
Net cash provided by (used in) financing activities	1,378,974	(67,980)	1,958,670
NET CHANGE IN CASH	1,192,898	105,075	1,305,478
CASH AT BEGINNING OF PERIOD	112,580	1,245	-
CASH AT END OF PERIOD	$1,305,478	$106,320	$1,305,478

NON-CASH INVESTING AND FINANCING ACTIVITIES
Liabilities assumed with the acquisition of Citadel Exploration, LLC	$-	$-	$29,265
Shares issued for prepaid stock compensation	$-	$-	$80,000
Financing of insurance	$41,250	$-	$55,943
Forgiveness of debt due to related party	$-	$-	$50,953
Issuance of common stock for settlement of notes payable	$310,298	$-	$310,298

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto included in the Company’s 10-K annual report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Principles of consolidation
For the three months ended March 31, 2013 and 2012, the consolidated financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC.  All significant intercompany balances and transactions have been eliminated.   Citadel Exploration, Inc. and Citadel Exploration, LLC will be collectively referred herein to as the “Company”.

Nature of operations
Currently, the Company is focused on the acquisition and development of oil and gas resources in California.  The Company has not yet found oil and gas resources in commercially exploitable quantities and is engaged in exploring land in an effort to discover them.  The Company has been in the exploration stage since its formation and has not realized revenues from its planned principal operations.

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents

Basic and Diluted Net Earnings (Loss) Per Share
The Company computes net income (loss) per share in accordance with ASC 260-10, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive..

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Financial Instruments
The carrying value of the Company’s financial instruments, including cash, due to shareholders/related parties and accounts and other payables approximate their fair values due to the immediate or short-term maturity of these instruments. It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through April 2013 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the exploration stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (November 6, 2006) through the period ended March 31, 2013 of ($1,245,236). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – OIL AND GAS PROPERTIES

The costs capitalized in oil and gas properties as of March 31, 2013 and December 31, 2012 are as follows:

	2013	2012
Oil and gas property lease	$ 102,234	$ 57,830
Exploration	84,340	102,003
	$ 186,574	$ 159,833

On January 31, 2009, the Company entered into an oil, gas and mineral lease with an unrelated third party.  The Company has the right to develop and operate the leased premises for an initial term of three years and the lease will continue as long as the Company continues actual drilling operations and continued development.  The initial minimum lease payment of $20,661 was made upon execution of the lease and the two remaining minimum lease payments were timely paid in 2010 and 2011, respectively.  Additionally, the Company is obligated to pay royalties to the unrelated third party.  On oil and gas from all wells on the leased premises, the royalty is a total of 20% of the market value.  The royalty payments are due on or before the last day of each month for the preceding month’s activity.  If the royalty payment is not made timely, the Company will owe a 10% per annum interest on the royalties due.

On February 1, 2012, the Company renegotiated this oil, gas and mineral lease with an unrelated third party for an additional minimum term of two years.  The minimum lease payment is $20,640 per year.  The terms of the renegotiated lease are substantially the same as the original lease disclosed above.  On February 1, 2013, the Company paid $20,640 to the mineral owner for this lease.

On February 22, 2012, the Company sold 40% of its interest in the property disclosed above in exchange for $350,000.  The Company recorded a gain on the sale of the partial interest totaling $267,856.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

During the year ended December 31, 2012, the Company was owed $9,301 of exploration costs from their joint venture partner $2,048 was received during the year ended December 31, 2012 and the remaining balance is recorded as an Other receivable on the balance sheet. During the first quarter of 2013, an additional amount of $22,534 was owed to the Company from the joint venture partner.

NOTE 4 – NOTES PAYABLE

Notes payable consists of the following at:

	March 31, 2013	December 31, 2012
Note payable to an individual, line of credit to borrow up to $100,000, unsecured, 10% interest, due upon demand	$ -	$ 55,498
Note payable to an entity for the financing of insurance premiums, unsecured, 13.95% interest, due December 2013	41,250	1,746
Note payable to an individual, personally guaranteed by shares of the Company which are owned by an officer, 12% interest, due on the earlier of February 2013 or the Company raising in excess of $1,000,000	-	250,000
Debt discount	-	(84,517)

	$ 41,250	$ 222,527

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	March 31, 2013	December 31, 2012
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $100,000, unsecured, 4% interest, due upon demand	$ -	$ 32,240
Note payable to a director, unsecured, due upon demand, 0% interest	-	2,750

	$ -	$ 34,990

The Company settled all notes payable during the three months ended March 31, 2013.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

In February 2013, the Company issued 4,186,000 shares of restricted common stock for cash consideration of $1,423,490 or $0.34 per share, less issuance cost of $12,780.

In February 2013, the Company issued 912,640 shares of restricted common stock for the conversion of loans and interest in the amount of $310,298. The fair value of the shares at the date of settlement was $332,798, which resulted in the Company recording $22,500 in additional interest expense.

In February 2013, the Company issued 320,000 shares of restricted common stock valued at $116,000 to various parties for accounting, legal and marketing services.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7 – STOCK OPTION PLAN

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

As approved by the Board of Directors, on September 4, 2012, the Company granted 4,000,000 stock options to two officers of the Company at $0.20 per share for terms of seven years. Of the total stock options, 1,000,000 vested immediately and the remaining vest equally over the next 3 years at the anniversary date of the employment agreements.  The total fair value of these options at the date of grant was estimated to be $599,974 and was determined using the Black-Scholes option pricing model with an expected life of 7 years, a risk free interest rate of 1.01%, a dividend yield of 0% and expected volatility of 254%.  During three months ended March 31, 2013, $37,498 was recorded as a stock based compensation expense.

The following is a summary of the status of all of the Company’s stock options as of March 31, 2013 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2013	4,000,000	$ 0.20	6.43
Granted	-	$ 0.00	-
Exercised	-	$ 0.00	-
Cancelled	-	$ 0.00	-
Outstanding at March 31, 2013	4,000,000	$ 0.20	6.43
Exercisable at March 31, 2013	1,000,000	$ 0.20	6.43

NOTE 8 – SUBSEQUENT EVENTS

On May 3, 2013, the Company executed an agreement with Sojitz Energy Ventures (Rancho Grande operator) for participation on two exploratory wells at Rancho Grande. Under terms of the agreement, the Company will pay 22.22% cost share for a 20% working interest. Drilling commenced on that date and management estimates the cost of these two wells will be approximately $450,000 net to the Company’s interest.

In May 2013, the Company entered into a one year lease for approximately 3,000 acres from AERA Energy, LLC. This acreage has been mapped using a combination of both 2D and 3D seismic, and is in close proximity to the Yowlumne oil field in Kern County, California.

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

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Citadel”, “the Company”, and similar terms refer to Citadel Exploration, Inc. and its subsidiary, unless otherwise expressly stated or the context otherwise requires.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.citadelexploration.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Citadel Exploration, Inc., 417 31st Street, Unit A, Newport Beach, California 92663.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Citadel is an energy company engaged in the exploration and development of oil and natural gas properties. Our properties are located in the Salinas and San Joaquin Basins of California. Subject to availability of capital, we strive to implement an accelerated development program utilizing capital resources, a regional operating focus, an experienced management and technical team, and enhanced recovery technologies to attempt to increase production and increase returns for our stockholders. Our corporate strategy is to build value in the Company through the acquisition of oil and gas leases with significant upside potential, successful exploration and exploitation and the efficient development of these assets.

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas and our ability to find, develop and acquire oil and gas reserves that are economically recoverable.

Our Projects

Citadel has accepted a written invitation to participate with Black Hawk Oil Co. LLC (Blackhawk) and Sojitz Energy Ventures (Sojitz) in the South San Joaquin Valley. Sojitz and Blackhawk have collectively leased over 52,000 acres in the area under the guidance of The Nahabedian Exploration Group LLC. On May 3, 2013 Citadel signed an agreement for participation in two exploration wells in which it will pay 22.22% of the drilling cost to earn a 20% working interest.  Drilling commenced on that date and management estimates the cost of these two wells will be approximately $450,000 net to the Company’s interest.

On February 22, 2012, the company executed a “Letter Agreement Sale of Partial Interest in Vintage Lease, Project Indian” (“Vintage Lease Agreement”) with Sojitz, whereby we sold to Sojitz an undivided Forty percent (40%) interest (“Assigned Interest”) relating to the Oil, Gas, and Mineral Lease dated February 1, 2012 from Vintage Petroleum California, LLC (the “Lessor”), a Delaware Limited Liability Company and wholly owned subsidiary of Occidental Petroleum, to Citadel, as Lessee. The Vintage Lease Agreement relates to a property known as “Project Indian,” which is located in San Benito County, California, covering approximately 689 acres of land, for a term of Five (5) years. As consideration for the Assigned Interest, Sojitz paid Citadel the sum of Three Hundred and Fifty Thousand Dollars ($350,000). Additionally, as part of the Vintage Lease Agreement, the parties entered into a Joint Operating Agreement (“JOA”), which includes all area under the Lease, as well as an area designated as Area of Mutual Interest or “AMI”.  The Company recorded a gain of the sale of the partial interest totaling $267,856. The Company continues to work on obtaining permits.

In May 2013, the Company entered into a one year lease for approximately 3,000 acres from AERA Energy, LLC. This acreage has been mapped using a combination of both 2D and 3D seismic, and is in close proximity to the Yowlumne oil field in Kern County, California.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $1,245,236 for the period from inception (November 6, 2006) to March 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2013and March 31, 2012

During the three month period ended March 31, 2013 and 2012 we did not generate revenue.

Operating expenses totaled $305,220 during the three month period ended March 31, 2013 which was an increase over the period ended March 31, 2012. Operating expenses consisted of general and administrative costs, amortization and depreciation, professional fees, and executive compensation. During the period ended March 31, 2012 the Company's operating income totaled $142,908 which was primarily the result of a $267,856 gain on the sale of oil and gas properties.

General and administrative fees increased from $17,716 to $55,283 from the three month period ended March 31, 2012 to the three month period ended March 31, 2013. This increase was primarily due to insurance, marketing and meals and entertainment expenses.

General and administrative expense and professional fees to a related party were $0 during the three month period ended March 31, 2013. This decrease was primarily as a result of the 2012 repayment of the balances due to entities owned and controlled by an officer, director and shareholder.

Professional fees increased from $46,313 to $150,360 from the three month period ended March 31, 2012 to the three month period ended March 31, 2013. The increase was primarily due to services provided to the Company for accounting, consulting and legal.

Executive compensation increased from $0 to $97,498 from the three month period ended March 31, 2012 to the three month period ended March 31, 2013. The increase was primarily due to the fair value of the vested stock options and monthly salary as part of the employment agreements with two officers.

Liquidity and Capital Resources

The Company established a capital budget for 2013 of approximately $800,000 for Rancho Grande, Project Indian and Yowlumne. We may revise our capital budget during the year as a result of acquisitions and/or drilling outcomes or significant changes in cash flows.

As of March 31, 2013, we had $1,408,640 of current assets, of this amount $1,305,478 was cash. The following table provides detailed information about the net cash flow for the quarters ended March 31, 2013 and March 31, 2012 as presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(159,335)	$(155,946)
Net cash provided by (used in) investing activities	(26,741)	329,001
Net cash provided by (used in) financing activities	1,378,974	(67,980)
Net increase in cash	1,192,898	105,075
Cash, beginning of year	112,580	1,245
Cash, end of year	$1,305,478	$106,320

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in investing activities consisted of payment for drilling expenses on oil and gas properties of $26,741 on the Project Indian lease.

Financing activities

As of March 31, 2013, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

In February 2013, the Company raised a total of $1,423,490 in cash through the sale of 4,186,000 shares of common stock at a price of $.34 per share. In addition, the Company settled all of their notes payable in the first quarter of 2013.

Without cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully develop our Shallow Indian Oil Development Project, exploration drilling at Rancho Grande and or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Our ability to obtain additional capital through additional equity and/or debt financing, and Joint Venture or Working Interest partnerships will also be important to our expansion plans. In the event we experience any significant problems assimilating acquired assets into our operations or cannot obtain the necessary capital to pursue our strategic plan, we may have to reduce the growth of our operations. This may materially impact our ability to increase revenue and develop our assets.

Contractual Obligations

An operating lease for rental office space was entered into beginning March 1, 2013 for two years at $2,150 per month.

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

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A. to Part I of Form 10-K for the year ended December 31, 2012 (filed April 1, 2013) to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances pursuant to Subscription Agreements

In February 2013, we issued 4,186,000 shares of our restricted common stock for cash consideration of $1,423,490 or $0.34 per share.

In February 2013, we issued 912,640 shares of our restricted common stock for the conversion of notes payable and interest in the amount of $332,798.

In February 2013, we issued 320,000 shares of our restricted common stock for accounting, legal and marketing services.

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

Option Grants

Our option grants are described in Form 10-K for the year ended December 31, 2012 (filed April 1, 2013) to which reference is made herein.

Subsequent Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended March 31, 2013.

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

Our employment agreements with executive officers are described in Form 10-K for the year ended December 31, 2012 (filed April 1, 2013) to which reference is made herein.

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

CITADEL EXPLORATION, INC.

Date: May 13, 2013	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)