Form 10-Q
period 2013-06-30
Citadel Exploration, Inc.
filed 2013-08-13
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 9, 2013 was 28,031,640

CITADEL EXPLORATION, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$306,750	$112,580
Other receivable	41,829	7,253
Prepaid expenses	123,352	9,283
Total current assets	471,931	129,116

Deposits	3,150	-
Oil and gas properties	912,664	159,833
Fixed assets, net	16,370	20,299
Website, net	420	649

Total assets	$1,404,535	$309,897

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$31,220	$22,438
Accrued executive compensation	130,197	80,000
Accrued interest payable	8,316	11,217
Accrued interest payable - related party	-	3,607
Notes payable	37,757	222,527
Notes payable - related party	-	34,990
Total current liabilities	207,490	374,779

Total liabilities	207,490	374,779

Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares
authorized, 28,031,640 and 22,613,000 shares issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	28,032	22,613
Additional paid-in capital	2,669,437	740,352
Deficit accumulated during exploration stage	(1,500,424)	(827,847)
Total stockholders' equity (deficit)	1,197,045	(64,882)

Total liabilities and stockholders' equity (deficit)	$1,419,470	$309,897

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC. AND SUBSIDIARY (AN EXPLORATION STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Inception
	For the three months		For the six months ended June 30,		(November 6, 2006)
	ended				to
	June 30,				June 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	74,758	38,715	130,041	56,431	326,553
General and administrative - related party	-	31,465	-	62,930	70,430
Depreciation and amortization	2,079	114	4,158	229	8,157
Professional fees	55,295	49,421	205,655	95,734	586,412
Professional fees - related party	-	30,000	-	60,000	60,000
Executive compensation	121,633	-	219,132	-	449,126
Gain on sale of interest in oil & gas properties	-	-	-	(267,856)	(267,856)
Gain on settlement of accounts payable	-	-	-	(661)	(6,161)
Total operating expenses	253,765	149,715	558,986	6,807	1,226,661

Other expenses:
Interest expense	(1,422)	(1,653)	(113,443)	(3,017)	(260,888)
Interest expense - related party	-	(580)	(148)	(1,726)	(5,446)
Total other expenses	(1,422)	(2,233)	(113,591)	(4,743)	(266,334)

Net loss before provision for income taxes	(255,187)	(151,948)	(672,577)	(11,550)	(1,492,995)

Provision for income taxes	-	-	-	-	7,429

Net loss	$(255,187)	$(151,948)	$(672,577)	$(11,550)	$(1,500,424)

Weighted average number of common shares outstanding - basic	25,813,834	20,320,000	25,813,834	20,320,000

Net loss per share - basic	$(0.01)	$(0.01)	$(0.03)	$(0.00)

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC. AND SUBSIDIARY (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
	For the six months		(November 6, 2006)
	ended		to
	June 30,		June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(672,577)	$(11,550)	$(1,500,424)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	4,158	229	8,157
Amortization of prepaid stock compensation	-	40,000	80,000
Amortization of debt discount	84,517	-	217,330
Gain on sale of interest in oil & gas properties	-	(267,856)	(267,856)
Non cash interest expense	22,500	-	22,500
Gain on settlement of accounts payable	-	(661)	(6,161)
Stock-based compensation expense	74,996	-	224,991
Shares issued for services	116,000	-	164,430
Changes in operating assets and liabilities:
Increase in other receivables	(34,576)	(2,047)	(41,829)
Decrease (increase) in prepaid expenses	(61,879)	15,109	(71,164)
(Increase) in deposits	(3,150)	-	(3,150)
Increase (decrease) in accounts payable	8,782	(67,233)	66,930
Increase (decrease) in accounts payable – related party	-	50,953	-
Increase in accrued executive compensation	50,197	-	130,197
Increase (decrease) in accrued interest payable	(2,901)	2,742	8,913
Increase(decrease) in accrued interest payable - related party	(3,607)	1,726	(597)
Net cash used in operating activities	(417,540)	(238,588)	(967,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase oil and gas properties	(752,831)	(35,221)	(994,808)
Proceeds from sale of interest in oil & gas properties	-	350,000	350,000
Purchase of website	-	-	(1,375)
Purchase of fixed assets	-	-	(23,572)
Net cash (used in) provided by investing activities	(752,831)	314,779	(669,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in overdraft from trust account	-	(286)	-
Member contributions	-	-	105,523
Member distribution	-	-	10,000
Proceeds from sale of common stock, net of costs	1,410,711	-	1,540,711
Proceeds from notes payable	-	13,381	320,261
Repayments for notes payable	(11,180)	(1,714)	(32,257)
Proceeds from notes payable - related party	-	26,040	198,013
Repayments for notes payable - related party	(34,990)	(102,000)	(198,013)
Net cash provided by (used in) financing activities	1,364,541	(64,579)	1,944,238
NET CHANGE IN CASH	194,170	11,612	306,750
CASH AT BEGINNING OF PERIOD	112,580	1,245	-
CASH AT END OF PERIOD	$306,750	$12,857	$306,750
NON-CASH INVESTING AND FINANCING ACTIVITIES
Liabilities assumed with the acquisition of Citadel Exploration, LLC	$-	$-	$29,265
Shares issued for prepaid stock compensation	$-	$-	$80,000
Financing of insurance	$52,190	$14,963	$40,017
Forgiveness of debt due to related party	$-	$-	$50,953
Issuance of common stock for settlement of notes payable	$310,298	$-	$310,298

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

Principles of consolidation
For the three and six months ended June 30, 2013 and 2012, the consolidated financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC.  All significant intercompany balances and transactions have been eliminated.   Citadel Exploration, Inc. and Citadel Exploration, LLC will be collectively referred herein to as the “Company”.

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents

Basic and Diluted Net Earnings (Loss) Per Share
The Company computes net income (loss) per share in accordance with ASC 260-10, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through current and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the exploration stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (November 6, 2006) through the period ended June 30, 2013 of $1,500,424. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – OIL AND GAS PROPERTIES

The costs capitalized in oil and gas properties as of June 30, 2013 and December 31, 2012 are as follows:

	2013	2012
Exploration	$912,664	$159,833

On January 31, 2009, the Company entered into an oil, gas and mineral lease in San Benito County, California with an unrelated third party for the right to develop and operate the leased premises for an initial term of three years. The lease will continue as long as the Company continues actual drilling operations and continued development.  The Company is obligated to pay royalties to the unrelated third party on oil and gas from all wells on the leased premises, and the royalty is a total of 20% of the market value.   On February 1, 2012, the Company renegotiated this oil, gas and mineral lease for an additional minimum term of two years.   The terms of the renegotiated lease are substantially the same as the original lease disclosed above.  On February 1, 2013, the Company paid the final amount due to the mineral owner for this lease.

On February 22, 2012, the Company sold 40% of its interest in the property disclosed above in exchange for $350,000 to its joint venture partner.  The Company recorded a gain on the sale of the partial interest totaling $267,856. As of June 30, 2013, an amount of $35,401 was owed to the Company from the joint venture partner for their portion of costs incurred on “Project Indian”.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On May 3, 2013, the Company executed an agreement with Sojitz Energy Ventures (operator) for participation on two exploratory wells at Rancho Grande in southern Kern County, California. Under terms of the agreement, the Company will pay 22.22% cost share for a 20% working interest. Drilling commenced on that date and the Company has paid $444,288 toward their portion for the drilling of the two wells during the second quarter of 2013. In addition, the Company elected to participate in a third well and paid $189,400 toward their portion for drilling during the second quarter of 2013. Of these total amounts, the Company has incurred $570,140 in Oil and Gas Properties.

In May 2013, the Company entered into a one year lease for approximately 3,000 acres from AERA Energy, LLC. This acreage has been mapped using a combination of both 2D and 3D seismic, and is in close proximity to the Yowlumne oil field in Kern County, California. The Company is obligated to pay royalties to AERA Energy, LLC on oil and gas from all wells on the leased premises, and the royalty is a total of 20% of the market value. In August of 2013, the Company entered into an agreement to sell 75% of the interest in the Yowlumne lease, recouping approximately 85% of its cost, while retaining a 25% interest in the lease and operatorship.  Additionally, as part of this transaction, the Company retained 100% interest in the Yowlumne #2 well, which was drilled in 2007.  The Company plans to perform recompletion operations on this well in the coming months and return it to production.

NOTE 4 – NOTES PAYABLE

Notes payable consists of the following at:

	June 30, 2013	December 31, 2012
Note payable to an individual, line of credit to borrow up to $100,000, unsecured, 10% interest, due upon demand	$-	$55,498
Note payable to an entity for the financing of insurance premiums, unsecured, 13.95% interest, due December 2013	37,757	1,746
Note payable to an individual, personally guaranteed by shares of the Company which are owned by an officer, 12% interest, due on the earlier of February 2013 or the Company raising in excess of $1,000,000	-	250,000
Debt discount	-	(84,517)

	$37,757	$222,527

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	June 30, 2013	December 31, 2012
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $100,000, unsecured, 4% interest, due upon demand	$-	$32,240
Note payable to a director, unsecured, due upon demand, 0% interest	-	2,750

	$-	$34,990

The Company settled all related party notes payable during the first quarter of 2013.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

In February 2013, the Company issued 4,186,000 shares of restricted common stock for cash consideration of $1,423,490 or $0.34 per share, less issuance cost of $12,779.

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

As approved by the Board of Directors, on September 4, 2012, the Company granted 4,000,000 stock options to two officers of the Company at $0.20 per share for terms of seven years. Of the total stock options, 1,000,000 vested immediately and the remaining vest equally over the next 3 years at the anniversary date of the employment agreements.  The total fair value of these options at the date of grant was estimated to be $599,974 and was determined using the Black-Scholes option pricing model with an expected life of 7 years, a risk free interest rate of 1.01%, a dividend yield of 0% and expected volatility of 254%.  During six months ended June 30, 2013, $74,996 was recorded as a stock based compensation expense.

The following is a summary of the status of all of the Company’s stock options as of June 30, 2013 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2013	4,000,000	$0.20	6.18
Granted	-	$0.00	-
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at June 30, 2013	4,000,000	$0.20	6.18
Exercisable at June 30, 2013	1,000,000	$0.20	6.18

NOTE 8 – SUBSEQUENT EVENTS

In August of 2013, the Company entered into an agreement to sell 75% of the interest in the Yowlumne lease, recouping approximately 85% of its cost while retaining a 25% interest in the lease and operatorship.  As part of this transaction, the Company retained 100% interest in the Yowlumne #2 well, which was drilled in 2007.  The Company plans to perform recompletion operations on this well in the coming months and return it to production

FORWARD-LOOKING STATEMENTS

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

Our Projects

Citadel has accepted a written invitation to participate with Black Hawk Oil Co. LLC (Blackhawk) and Sojitz Energy Ventures (Sojitz) in the South San Joaquin Valley. Sojitz and Blackhawk have collectively leased over 52,000 acres in the area under the guidance of The Nahabedian Exploration Group LLC. On May 3, 2013 Citadel signed an agreement for participation in two exploration wells in which it will pay 22.22% of the drilling cost to earn a 20% working interest.  Drilling commenced on that date and the Company has paid $444,288 as their portion for the drilling of the two wells during the second quarter of 2013. In addition, the Company elected to participate in a third well and paid $189,400 as their portion for drilling during the second quarter of 2013. The wells have been completed and additional testing is required to determine the economic viability of each well. An evaluation of each prospect is ongoing.

On February 22, 2012, the Company executed a “Letter Agreement Sale of Partial Interest in Vintage Lease, Project Indian” (“Vintage Lease Agreement”) with Sojitz, whereby Citadel sold to Sojitz an undivided Forty percent (40%) interest (“Assigned Interest”) relating to the Oil, Gas, and Mineral Lease dated February 1, 2012 from Vintage Petroleum California, LLC (the “Lessor”), a Delaware Limited Liability Company and wholly owned subsidiary of Occidental Petroleum, to Citadel, as Lessee. The Company is obligated to pay royalties to the Lessor on oil and gas from all wells on the leased premises, and the royalty is a total of 20% of the market value. The Vintage Lease Agreement relates to a property known as “Project Indian,” which is located in San Benito County, California, covering approximately 689 acres of land, for a term of Five (5) years. As consideration for the Assigned Interest, Sojitz paid Citadel the sum of Three Hundred and Fifty Thousand Dollars ($350,000). Additionally, as part of the Vintage Lease Agreement, the parties entered into a Joint Operating Agreement (“JOA”), which includes all area under the Lease, as well as an area designated as Area of Mutual Interest or “AMI”.  The Company recorded a gain of the sale of the partial interest totaling $267,856. The Company continues to work on obtaining permits.

In May 2013, the Company entered into a one year lease for approximately 3,000 acres from AERA Energy, LLC. This acreage has been mapped using a combination of both 2D and 3D seismic, and is in close proximity to the Yowlumne oil field in Kern County, California. The Company is obligated to pay royalties to AERA Energy, LLC on oil and gas from all wells on the leased premises, and the royalty is a total of 20% of the market value.  In August of 2013, the Company entered into an agreement to sell 75% of the interest in the Yowlumne lease, recouping approximately 85% of its cost while retaining 25% interest in the lease as well as operatorship.  Additionally, as part of this transaction, the Company retained a 100% interest in the Yowlumne #2 well, which was drilled in 2007.  The Company plans to perform recompletion operations on this well in the coming months and return it to production.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $1,500,424 for the period from inception (November 6, 2006) to June 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2013 and June 30, 2012

During the three month period ended June 30, 2013 and 2012 we did not generate revenue.

Operating expenses totaled $253,765 during the three month period ended June 30, 2013 which was an increase over the three month period ended June 30, 2012. Operating expenses consisted of general and administrative costs, amortization and depreciation, professional fees, and executive compensation. Executive compensation of $121,633 made up almost half of the quarter’s operating expenses. During the three month period ended June 30, 2012 the Company's operating expenses totaled $149,715 which was primarily made up of general and administrative costs (including related party) of $70,180 and professional fees (including related party) of $79,421.

General and administrative fees (including related party) marginally increased from $70,180 to $74,758 from the three month period ended June 30, 2012 to the three month period ended June 30, 2013.

Professional fees (including related party) decreased from $79,421 to $55,295 from the three month period ended June 30, 2012 to the three month period ended June 30, 2013. The decrease was primarily as a result of the 2012 repayment of the balances due to entities owned and controlled by an officer, director and shareholder.

Executive compensation increased from $0 to $121,633 from the three month period ended June 30, 2012 to the three month period ended June 30, 2013. The increase was primarily due to the fair value of the vested stock options and monthly salary as part of the employment agreements with two officers.

Results of Operations for the Six Months Ended June 30, 2013and June 30, 2012

During the six month period ended June 30, 2013 and 2012 we did not generate revenue.

Operating expenses totaled $558,986 during the six month period ended June 30, 2013 which was an increase over the six month period ended June 30, 2012. Operating expenses consisted of general and administrative costs, amortization and depreciation, professional fees, and executive compensation.  Executive compensation of $219,132 and professional fees of $205,655 made up more than 75% of the operating expenses for the first two quarters of 2013. During the six month period ended June 30, 2012 the Company's operating expenses totaled $6,807 which was primarily the result of a $267,856 gain on the sale of oil and gas properties.

General and administrative fees (including related party) increased from $119,361 to $130,041 from the six month period ended June 30, 2012 to the six month period ended June 30, 2013. This increase was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees (including related party) increased from $155,734 to $205,654 from the six month period ended June 30, 2012 to the six month period ended June 30, 2013. The increase was primarily due to services provided to the Company for accounting, consulting and legal.

Executive compensation increased from $0 to $219,132 from the six month period ended June 30, 2012 to the six month period ended June 30, 2013. The increase was primarily due to the fair value of the vested stock options and monthly salary as part of the employment agreements with two officers.

Liquidity and Capital Resources

The Company established a capital budget for 2013 of approximately $800,000 for Rancho Grande, Project Indian and Yowlumne. We may revise our capital budget during the year as a result of acquisitions and/or drilling outcomes or significant changes in cash flows.

As of June 30, 2013, we had $471,931 of current assets, of this amount $306,750 was cash. The following table provides detailed information about the net cash flow for the six months ended June 30, 2013 and June 30, 2012 as presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

	Six Months Ended June 30,
	2013	2012
Net cash used in operating activities	$(417,540)	$(238,588)
Net cash provided by (used in) investing activities	(752,831)	314,779
Net cash provided by (used in) financing activities	1,364,541	(64,579)
Net increase in cash	194,170	11,612
Cash, beginning of year	112,580	1,245
Cash, end of year	$306,750	$12,857

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in investing activities consisted of payment for drilling expenses on oil and gas properties of $752,831 on the Rancho Grande, Project Indian, and Yowlumne leases.

Financing activities

As of June 30, 2013, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

Because of our limited operating history we have yet to generate any revenues from the sale of oil or natural gas. Our activities have been limited to raising capital, negotiating WI agreements, and preliminary analysis of reserves and production capabilities from our exploratory test wells.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We received notice on July 10, 2013 that the Center for Biological Diversity (“CBD”) had filed a law suit against the County of San Benito regarding the approval of our drilling permits for our Project Indian. The Board of Supervisors of San Benito County voted 5-0 in favor of our application to drill 15 exploration wells on our Project Indian lease. We believe the actions taken by the CBD are unwarranted and will vigorously defend our property rights that have been granted to us via our lease agreement.

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

Subsequent Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended June 30, 2013.

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

CITADEL EXPLORATION, INC.

Date: August 12, 2013	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)