Form 10-Q
period 2013-09-30
Citadel Exploration, Inc.
filed 2013-11-14
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 11, 2013 was 28,031,640.

CITADEL EXPLORATION, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$299,056	$112,580
Other receivable	57,452	7,253
Prepaid expenses	41,506	9,283
Product inventory	9,934	-
Total current assets	407,948	129,116

Deposits	3,150	-
Restricted cash	45,000	-
Oil and gas properties	1,026,543	159,833
Fixed assets, net	14,405	20,299
Website, net	306	649

Total assets	$1,497,352	$309,897

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued payables	$123,298	$22,438
Accrued executive compensation	184,656	80,000
Accrued interest payable	8,316	11,217
Accrued interest payable - related party	-	3,607
Notes payable, (net of $56,792 unamortized discount)	163,665	222,527
Notes payable - related party	-	34,990
Total current liabilities	479,935	374,779

Total liabilities	479,935	374,779

Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares
authorized, 28,031,640 and 22,613,000 shares issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively	28,032	22,613
Additional paid-in capital	2,763,728	740,352
Deficit accumulated during exploration stage	(1,774,343)	(827,847)
Total stockholders' equity (deficit)	1,017,417	(64,882)

Total liabilities and stockholders' equity (deficit)	$1,497,352	$309,897
See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC. AND SUBSIDIARY (AN EXPLORATION STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Inception
	For the three months		For the nine months ended September 30,		(November 6, 2006)
	ended				to
	September 30,				September 30,
	2013	2012	2013	2012	2013

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Lease operating expense	7,949	-	7,949	-	7,949
General and administrative	81,064	26,631	211,105	83,062	407,617
General and administrative - related party	-	1,875	-	64,805	70,430
Depreciation and amortization	2,079	115	6,237	344	10,236
Professional fees	45,065	100,882	250,720	196,616	631,477
Professional fees - related party	-	-	-	60,000	60,000
Executive compensation	136,624	169,994	355,755	169,994	585,749
Gain on sale of interest in oil & gas properties	-	-	-	(267,856)	(267,856)
Gain on settlement of accounts payable	-	-	-	(661)	(6,161)
Total operating expenses	272,781	299,497	831,766	306,304	1,499,441

Other expenses:
Interest expense	(1,139)	(2,206)	(114,582)	(5,223)	(262,027)
Interest expense - related party	-	(534)	(148)	(2,260)	(5,446)
Total other expenses	(1,139)	(2,740)	(114,730)	(7,483)	(267,473)

Net loss before provision for income taxes	(273,920)	(302,237)	(946,496)	(313,787)	(1,766,914)

Provision for income taxes	-	-	-	-	7,429

Net loss	$(273,920)	$(302,237)	$(946,496)	$ (313,787)	$(1,774,343)

Weighted average number of common shares outstanding - basic	28,031,640 0	20,753,804	28,031,640	20,474,753

Net loss per share - basic	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC. AND SUBSIDIARY (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
	For the nine months		(November 6, 2006)
	ended		To
	September 30,		September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(946,496)	$(313,787)	$(1,774,343)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	6,237	344	10,236
Amortization of prepaid stock compensation	-	60,000	80,000
Amortization of debt discount	84,517	-	217,330
Gain on sale of interest in oil & gas properties	-	(267,856)	(267,856)
Non cash interest expense	22,500	-	22,500
Gain on settlement of accounts payable	-	(661)	(6,161)
Stock-based compensation expense	112,494	149,994	262,489
Shares issued for services	116,000	48,430	164,430
Changes in operating assets and liabilities:
Increase in other receivables	(50,199)	-	(57,452)
Increase in product inventory	(9,934)	-	(9,934)
Decrease (increase) in prepaid expenses	19,967	1,942	10,684
Increase in deposits	(3,150)	-	(3,150)
Increase (decrease) in accounts payable	100,860	(77,430)	159,008
Increase (decrease) in accounts payable – related party	-	50,953	-
Increase in accrued executive compensation	104,656	15,248	184,656
Increase (decrease) in accrued interest payable	(2,901)	4,136	8,913
Increase(decrease) in accrued interest payable - related party	(3,607)	2,260	(597)
Net cash used in operating activities	(449,056)	(326,427)	(999,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase oil and gas properties	(866,710)	(22,951)	(1,108,687)
Proceeds from sale of interest in oil & gas properties	-	350,000	350,000
Purchase of website	-	-	(1,375)
Purchase of fixed assets	-	-	(23,572)
Restricted cash	(45,000)	-	(45,000)
Net cash (used in) provided by investing activities	(911,710)	327,049	(828,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in overdraft from trust account	-	(286)	-
Member contributions	-	-	105,523
Member distribution	-	-	10,000
Proceeds from sale of common stock, net of costs	1,410,710	80,980	1,540,710
Proceeds from notes payable	200,000	14,763	520,261
Repayments for notes payable	(28,478)	(8,106)	(49,557)
Proceeds from notes payable - related party	-	26,240	198,013
Repayments for notes payable - related party	(34,990)	(102,000)	(198,013)
Net cash provided by (used in) financing activities	1,547,242	11,591	2,126,937

NET CHANGE IN CASH	186,476	12,213	299,056
CASH AT BEGINNING OF PERIOD	112,580	1,245	-
CASH AT END OF PERIOD	$299,056	$13,458	$299,056

NON-CASH INVESTING AND FINANCING ACTIVITIES
Liabilities assumed with the acquisition of Citadel Exploration, LLC	$-	$-	$29,265
Shares issued for prepaid stock compensation	$-	$-	$80,000
Financing of insurance	$34,891	$-	$49,584
Forgiveness of debt due to related party	$-	$-	$50,953
Issuance of common stock for settlement of notes payable	$310,298	$-	$310,298

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

Principles of consolidation
For the three and nine months ended September 30, 2013 and 2012, the consolidated financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC. All significant intercompany balances and transactions have been eliminated. Citadel Exploration, Inc. and Citadel Exploration, LLC will be collectively referred herein to as the “Company”.

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Restricted Cash
The Company has two bonds at financial institutions to meet financial bonding requirements in the state of California.  As of September 30, 2013, the restricted cash totaled $45,000.

Debt Discount
The Company records debt discount as a contra liability account is presented net of the associated note payable. The discount is amortized over the life of the note payable using the straight line method because it approximates the effective interest method.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the exploration stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (November 6, 2006) through the period ended September 30, 2013 of $1,774,343. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – OIL AND GAS PROPERTIES

The costs capitalized in oil and gas properties as of September 30, 2013 and December 31, 2012 are as follows:

	2013	2012
Exploration	$1,026,543	$159,833

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

On February 22, 2012, the Company sold 40% of its interest in the property disclosed above in exchange for $350,000 to its joint venture partner. The Company recorded a gain on the sale of the partial interest totaling $267,856. As of September 30, 2013, an amount of $47,391 was owed to the Company from the joint venture partner for their portion of costs incurred on “Project Indian”.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

On May 3, 2013, the Company executed an agreement with Sojitz Energy Ventures (“Sojitz”) for participation on two exploratory wells at Rancho Grande in southern Kern County, California. Sojitz is the operator for this project. Under terms of the agreement, the Company will pay 22.22% cost share for a 20% working interest. Drilling commenced on that date and the Company has paid $444,288 toward their portion for the drilling of the two wells during the second quarter of 2013. In addition, the Company elected to participate in a third well and paid $189,400 toward their portion for drilling during the second quarter of 2013. Additional costs in the third quarter was approximately $85,000. In total, the Company has incurred $718,677 in Oil and Gas Properties on this project.

In May 2013, the Company entered into a one year lease for approximately 3,000 acres from AERA Energy, LLC. This acreage has been mapped using a combination of both 2D and 3D seismic, and is in close proximity to the Yowlumne oil field in Kern County, California. The Company is obligated to pay royalties to AERA Energy, LLC on oil and gas from all wells on the leased premises, and the royalty is a total of 20% of the market value. In August of 2013, the Company entered into an agreement to sell 75% of the interest in the Yowlumne lease, recouping approximately 85% of its cost, while retaining a 25% interest in the lease and operatorship.  Additionally, as part of this transaction, the Company retained 100% interest in the Yowlumne #2 well, which was drilled in 2007. As of third quarter end 2013, the well had produced approximately 100 barrels of oil which were stored in a tank and valued at net realizable value on the balance sheet as product inventory.

In September 2013, Citadel executed a non-binding letter of intent for a farm out on approximately 55 acres in the Pastoria Creek Area (Rancho Grande). Under the agreement Citadel will have 100% of the working interest and bear all costs for an exploration well. Sojitz will retain an overriding royalty interest (ORRI) and receive a production payment.

NOTE 4 – NOTES PAYABLE

Notes payable consists of the following at:
	September 30, 2013	December 31, 2012
Note payable to an individual, line of credit to borrow up to $100,000, unsecured, 10% interest, due upon demand	$-	$55,498
Two notes payable to individuals, 10% interest, due January 1, 2014	200,000	-
Note payable to an entity for the financing of insurance premiums, unsecured, 13.95% interest, due December 2013	20,457	1,746
Note payable to an individual, personally guaranteed by shares of the Company which are owned by an officer, 12% interest, due on the earlier of February 2013 or the Company raising in excess of $1,000,000	-	250,000
Debt discount for 200,000 warrants issued with notes payable	(56,792)	(84,517)

	$163,665	$222,527

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:
	September 30, 2013	December 31, 2012
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $100,000, unsecured, 4% interest, due upon demand	$-	$32,240
Note payable to a director, unsecured, due upon demand, 0% interest	-	2,750

	$-	$34,990
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

In September 2013, the Company closed on a $200,000 bridge loan from two individuals. These notes have a 90 day term and bear interest of 10%. Additionally, each investor received 100,000 warrants to purchase the Company’s stock at $1.00 per share for a term of one year valued at $56,792.

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

As approved by the Board of Directors, on September 4, 2012, the Company granted 4,000,000 stock options to two officers of the Company at $0.20 per share for terms of seven years. Of the total stock options, 1,000,000 vested immediately and the remaining vest equally over the next 3 years at the anniversary date of the employment agreements.  The total fair value of these options at the date of grant was estimated to be $599,974 and was determined using the Black-Scholes option pricing model with an expected life of 7 years, a risk free interest rate of 1.01%, a dividend yield of 0% and expected volatility of 254%.  Stock based compensation expense was $112,494 and $149,994 during the nine months ended September 30, 2013 and 2012, respectively.

The following is a summary of the status of all of the Company’s stock options as of September 30, 2013 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2013	4,000,000	$0.20	6.18
Granted	-	$0.00	-
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at September 30, 2013	4,000,000	$0.20	5.93
Exercisable at September 30, 2013	2,000,000	$0.20	5.93

NOTE 8 – SUBSEQUENT EVENTS

In October 2013, the Company closed on a $100,000 bridge loan from an individual. This note has a 90 day term and bears interest of 10%. Additionally, this investor received 100,000 warrants to purchase the Company’s stock at $1.00 per share for a term of one year.

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

As well as other statements regarding our future operations, financial condition and prospects, and business strategies, these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Our Projects

 SOJITZ JOINT VENTURE / RANCHO GRANDE

Rancho Grande was acquired by Sojitz Energy Venture Inc. (“Sojitz”) and Black Hawk Oil Co. LLC in August 2011. The lease covers more than 52,000 acres and is part of the largest, privately held, contiguous acreage block in the state of California. The lands have a total royalty burden of 23% and over 20 prospects have already been identified by Citadel for drilling. Citadel will have the option to participate on a prospect by prospect basis on industry standard terms. As proposed, Citadel may farm-in on a one-third for one-quarter on an exploratory well. Prospect areas will be defined in advance of drilling any exploratory well and the amounts of acreage earned will be determined by the depth of completion. This acreage block is highly prospective and permitting efforts have commenced on the block. From the recent work conducted on the block utilizing 2D/3D seismic, well control, offset production figures, and other available information, Citadel believes there is a strong likelihood that as much as 150 million barrels of gross unrisked recoverable oil from this block is attainable. Targets on this block range in depth from 1000 feet to 15,000 feet and range from heavy oil to gas condensate. Although the majority of the prospects that have been developed on the block are conventional there are also strong indications for fractured shale production on the block in the Monterey and underlying shales.

In May 2013, we executed an agreement with Sojitz to drill two exploration wells, the North Tejon 1-19 and the Pastoria Creek 1-2. Under that agreement, Citadel paid 22.2% of the costs, to earn a 20% working interest.  Subsequent to that agreement, the Joint Venture proposed and executed an agreement to drill a third well, the Pastoria Creek 3-2 as an offset well to the Pastoria Creek1-2 well. Since this well was an offset, Citadel paid 20% of the cost to earn a 20% working interest. All three of these wells encountered oil, but to date have not produced commercial quantities. Additional testing will be required at a future date.

In September 2013, Citadel executed a non-binding letter of intent, for a farm-out on approximately 55 acres in the Pastoria Creek area. Under the agreement, Citadel will have 100% of the working interest and bear all costs for the exploration well. Sojitz will retain an overriding royalty interest (ORRI) and receive a production payment. Citadel believes this 55 acre project has more than one million barrels of unrisked reserve potential, which will take approximately 10 wells to fully exploit.

PROJECT INDIAN

Project Indian is located in the Bitterwater sub-basin of the Salinas Basin, north of the giant San Ardo Field. It is a shallow anticline defined by surface geology and well control that may have over 100 million barrels of heavy (11 to 14 gravity API) oil in place. A well that was drilled and cored extensively by Chevron in 1976 (Tannehill Ranch Core hole #9) showed the oil is trapped in highly porous and permeable basal Pliocene sands at a 300 foot to 500 foot  depth with 300 feet of clay stone cap rock. This accumulation is a strong analog to another discovery made by the founders of Citadel at Northwest San Ardo, albeit at a shallower depth.

Citadel owns a 60% working interest at Project Indian, with Sojitz owning the remaining 40%. There is a 20% royalty on the property owned by Vintage Petroleum, a wholly owned subsidiary of Occidental Petroleum Inc. We will develop Project Indian as a thermal recovery operation. The initial phase of evaluation will entail the drilling of one vertical well in 2013 and cyclic steaming to initiate production. Temporary equipment will be used to conduct a pilot thermal enhanced recovery program. The pilot recovery program will provide data that will help determine economic viability and potential future development of the reservoir. Highlights of this project include: 1) drilling and coring, 2) collecting and analyzing the data, 3) installation of temporary production facilities, 4) pilot steam injection and saturation, 5) well production test, and 6) collecting production and steam injection data.

Pending the results on this initial well, a full scale pilot project may follow in 2014 with up to 14 additional wells. The next phase of development includes installation of a natural gas utility line and electric power. We have confirmed with the local utility company that utility gas and power are available within two miles of the project site. Temporary equipment will be utilized for initial operations and additional permanent equipment will be installed at a later date. All wells will then be placed in service and additional drilling may begin. The economics of thermally enhanced heavy oil production is very attractive as oil prices remain strong and natural gas prices are relatively low (which is the most relevant determinant of operating costs for heavy oil). A successful pilot will likely to be very impactful to Citadel.

PROJECT YOWLUMNE

In May 2013, we leased approximately 3,000 acres from AERA Energy, LLC (“Aera”). This acreage has been mapped using a combination of both 2D and 3D seismic, and is in close proximity to the Yowlumne oil field in Kern County, California. The Company is obligated to pay a 20% royalty to Aera.

In August, the Company entered into an agreement to sell 75% of the interest in the Yowlumne lease, recouping approximately 85% of its cost, while retaining a 25% interest in the lease and operatorship.  Additionally, as part of this transaction, the Company retained 100% interest in the Yowlumne #2-26 well, and the 200 acres surrounding the well bore. The Yowlumne #2-26 was first drilled in 2008 under supervision of Citadel CEO, Armen Nahabedian, during his previous tenure with his family’s oil company. Although the well tested oil at that time, the well was left idle for 5 years as lease issues prevented operations on the well until the appropriate curative measures could be taken. Citadel staff approached operations on this well with extreme caution and installed a 10,000psi production tree as the well had shut in pressures exceeding 500psi with fluid to surface. The productive zones in this well are at a depth of approximately 12,500 feet and have slotted liner set across them.

Current operations have demonstrated the entry of 34.5 degree API oil and associated gas at an undetermined rate. Flow tests have recovered approximately 100 barrels of oil and the Company is currently moving in a service rig to better determine rates of entry, possible pump sizes, or potential necessity for stimulation of the well. In addition, the Company has installed tanks and other related infrastructure on the property to facilitate future production.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $1,774,343 for the period from inception (November 6, 2006) to September 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2013 and September 30, 2012

During the three month period ended September 30, 2013 and 2012 we did not generate revenue.

Operating expenses totaled $272,781 during the three month period ended September 30, 2013 which was a decrease over the three month period ended September 30, 2012. Operating expenses consisted of general and administrative costs, amortization and depreciation, professional fees, and executive compensation. Executive compensation of $136,624 made up half of the quarter’s operating expenses. During the three month period ended September 30, 2012 the Company's operating expenses totaled $299,497 which was primarily made up of executive compensation of $169,994 and professional fees of $100,882.

General and administrative fees (including related party) increased from $28,506 to $81,064 from the three month period ended September 30, 2012 to the three month period ended September 30, 2013 primarily due to insurance and travel expenses.

Professional fees decreased from $100,882 to $45,065 from the three month period ended September 30, 2012 to the three month period ended September 30, 2013. The decrease was primarily as a result of consulting fees of $55,400 during the three month period ended September 30, 2012 paid to a consultant for a specific financing project that quarter.

Executive compensation decreased from $169,994 to $136,624 from the three month period ended September 30, 2012 to the three month period ended September 30, 2013. The fair value of the stock options granted was booked in September 2012 as part of the employment agreements with two officers (See Note 7 Stock Option Plan).

Results of Operations for the Nine Months Ended September 30, 2013and September 30, 2012

During the nine month period ended September 30, 2013 and 2012 we did not generate revenue.

Operating expenses totaled $831,766 during the nine month period ended September 30, 2013 which was an increase over the nine month period ended September 30, 2012. Operating expenses primarily consisted of general and administrative costs, amortization and depreciation, professional fees, and executive compensation.  During the nine month period ended September 30, 2012 the Company's operating expenses totaled $306,304 which included a $267,856 gain on the sale of oil and gas properties.

General and administrative fees (including related party) increased from $147,867 to $211,105 from the nine month period ended September 30, 2012 to the nine month period ended September 30, 2013. This increase was primarily due to insurance, marketing, travel, and meals and entertainment expenses.

Professional fees (including related party) stayed neutral at $256,616 and $250,720 from the nine month period ended September 30, 2012 to the nine month period ended September 30, 2013. The balances are primarily made up of services provided to the Company for accounting, consulting and legal.

Executive compensation increased from $169,994 to $355,755 from the nine month period ended September 30, 2012 to the nine month period ended September 30, 2013. The increase was primarily due to the monthly salary as part of the employment agreements with two officers which began in September 2012.

Liquidity and Capital Resources

The Company established a capital budget for 2013 of approximately $800,000 for Rancho Grande, Project Indian and Yowlumne. We may revise our capital budget during the year as a result of acquisitions and/or drilling outcomes or significant changes in cash flows.

As of September 30, 2013, we had $407,948 of current assets, of this amount $299,056 was cash. The following table provides detailed information about the net cash flow for the nine months ended September 30, 2013 and September 30, 2012 as presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.
	Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(449,056)	$(326,427)
Net cash provided by (used in) investing activities	(911,710)	327,049
Net cash provided by (used in) financing activities	1,547,242	11,591
Net increase in cash	186,476	12,213
Cash, beginning of year	112,580	1,245
Cash, end of year	$299,056	$13,458

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in investing activities consisted of payment for drilling expenses on oil and gas properties of $866,710 on the Rancho Grande, Project Indian, Yowlumne leases and various additional prospects.

Financing activities

As of September 30, 2013, we continue to use traditional financing through the issuance of stock and/or debt to provide the capital we need to run our business.

In September 2013, we issued two notes payable for $100,000 each to individuals. These notes are due on January 1st, 2014 and bear 10% interest. Along with these notes, we issued 100,000 of warrants on each of the notes with an exercise price of $1.00 for a period of twelve months. An additional $100,000 note payable with the same terms and warrants was issued in October 2013.

In February 2013, the Company raised a total of $1,423,490 in cash, net of $12,780 of issuance cost, through the sale of 4,186,000 shares of common stock at a price of $.34 per share. In addition, the Company settled all of their notes payable in the first quarter of 2013.

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

In September 2013, we closed on a $200,000 90-day bridge loan with two investors. The loans bear interest of 10%. Additionally each investor was granted 100,000 stock warrants to purchase stock at $1.00 per share for a period of one year valued at $56,792.  An additional $100,000 note payable with the same terms and warrants was issued in October 2013.

We believe that the issuance and sale of the above securities were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The securities were issued directly by us and did not involve a public offering or general solicitation. The recipient of the securities was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the securities, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our management on several occasions prior to her investment decision. There were no commissions paid on the issuance and sale of the shares.

Option Grants

Our option grants are described in Form 10-K for the year ended December 31, 2012 (filed April 1, 2013) to which reference is made herein.

Subsequent Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended September 30, 2013.

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

CITADEL EXPLORATION, INC.

Date: November 14, 2013	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)