Form 10-K
period 2013-12-31
Citadel Exploration, Inc.
filed 2014-04-14
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) was $29,640,339 based on a share value of $1.22.

The number of shares of Common Stock, $0.001 par value, outstanding on  April 11, 2014 was 29,714,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CITADEL EXPLORATION, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2013

Index to Report
on Form 10-K

PART I		Page

Item 1.	Business	2
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	2
Item 3. Item 4.	Legal Proceedings Mine Safety Disclosures	19 20

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 8.	Financial Statements and Supplementary Data	25
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	26
Item 9A.	Control and Procedures	26
Item 9B.	Other Information	27

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	27
Item 11.	Executive Compensation	30
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32
Item 13.	Certain Relationships and Related Transactions, and Director Independence	33
Item 14	Principal Accounting Fees and Services	33

PART IV

Item 15.	Exhibits, Financial Statement Schedules	35

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

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.citadelexploration.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at Citadel Exploration, Inc., 417 31st Street Unit A, Newport Beach, California 92663.

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

As a result of our acquisition of CEL, we have a broad portfolio of capital investment opportunities that arise from CEL’s extensive knowledge of the geology and the history of oil and gas exploration and development in California as well as long-term presence and familiarity and relationships with other companies engaged in the oil and gas industry in California.

Business of Citadel

Citadel is an energy company engaged in the exploration and development of oil and natural gas properties. Our properties are located in the Salinas and San Joaquin Basins of California. Subject to availability of capital, we strive to implement an accelerated development program utilizing capital resources, a regional operating focus, an experienced management and technical team, and enhanced recovery technologies to attempt to increase production and increase returns for our stockholders. Our corporate strategy is to build value in the Company through acquisition of gas and oil leases with significant upside potential, successful exploration and exploitation and the efficient development of these assets.

Our Projects

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

Citadel currently owns a 60% working interest at Project Indian, with Sojitz owning the remaining 40%. However, Citadel paid 100% of the costs on the Indian #1-15 well, due to Sojitz electing to not participate in this well. Citadel is currently in negotiations with Sojitz regarding their ownership and future interest in Project Indian. There is a 20% royalty on the property owned by Vintage Petroleum, a wholly owned subsidiary of Occidental Petroleum Inc. We will develop Project Indian as a thermal recovery operation. The Company successfully drilled the first well in January 2014, and is currently waiting on its steam injection permit from the Division of Oil, Gas & Geothermal Resources (“DOGGR”). The Company expects thermal injection to commence in the second quarter of 2014. Temporary equipment will be used to conduct a pilot thermal enhanced recovery program. The pilot recovery program will provide data that will help determine economic viability and potential future development of the reservoir. Highlights of this project include: 1) drilling and coring, 2) collecting and analyzing the data, 3) installation of temporary production facilities, 4) pilot steam injection and saturation, 5) well production test, and 6) collecting production and steam injection data.

Pending the results on this initial well, a full scale pilot project may follow in 2014 and 2015 with up to 14 additional wells. The next phase of development includes installation of a natural gas utility line and electric power. We have confirmed with the local utility company that utility gas and power are available within two miles of the project site. Temporary equipment will be utilized for initial operations and additional permanent equipment will be installed at a later date. All wells will then be placed into production and additional drilling may begin. The economics of thermally enhanced heavy oil production is very attractive as oil prices remain strong and natural gas prices are relatively low (which is the most relevant determinant of operating costs for heavy oil).

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

Current operations have demonstrated the entry of 34.5 degree API oil and associated gas at an undetermined rate. Flow tests have recovered approximately 120 barrels of oil and the Company is currently moving in a service rig to better determine rates of entry, possible pump sizes, or potential necessity for stimulation of the well. In addition, the Company has installed tanks and other related infrastructure on the property to facilitate future production.

To date, the Yowlumne 2-26 well has recovered approximately 120 barrels of oil, which were sold to Kern Oil Refinery (“KOR”) in the fourth quarter of 2013, marking the Company’s first revenue.  The well then experienced some mechanical issues, and the Company is currently working with its engineers on additional workover and stimulation plans. The Company expects to commence workover operations upon receiving its permit for such operations from the DOGGR. In 2013, the State of California passed Senate Bill #4 (“SB 4”) which required additional disclosures regarding fracturing (“fracking”), and/or well stimulation. The Company has submitted an updated permit application to comply with this new regulation.

Citadel has also started permitting two additional exploration wells on the Yowlumne acreage and expects to receive those drilling permits in the third quarter of 2014, with drilling to commence in the fourth quarter of 2014. Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 14,000 feet. Citadel currently has a 25% working interest in these exploration prospects and is the operator.

SOJITZ JOINT VENTURE / RANCHO GRANDE

Starting in May of 2013, Citadel participated in three exploration wells at the Rancho Grande area, with a 20 to 22% non-operated working interest. Sojitz Energy Ventures of Houston was the operator. To date, the three exploration wells have not produced commercial quantities of oil. Citadel believes that these wells need further testing, however the operator has shifted its focus to deeper exploration targets in the same area, in which Citadel elected not to participate. Currently the joint venture partners are in negotiations on the next course of action at Rancho Grande, which we believe will be determined in the second quarter of 2014.

Oil and Natural Gas Industry Overview

Oil and natural gas prices are currently at high levels. Based on worldwide supply and demand projections and the potential for instability in areas that currently provide a large proportion of the world’s petroleum, we believe that prices are likely to remain at high levels for the foreseeable future. We believe that this presents a tremendous opportunity for our Company to grow quickly. We have assembled an experienced  senior team of professionals to evaluate, acquire and manage available prospects. The experience of this team and its ability to quickly and accurately evaluate prospects and subsequently apply modern exploration, development and production techniques should be key to our company’s success. A number of factors, including high product prices, the ease and availability of capital, and the influx of that capital into the oil and natural gas sector has resulted in tremendous competition for prospects, people, equipment and services in recent years. We believe that our planned ability to quickly and accurately assess opportunities worth pursuing, to negotiate the best possible terms and to attract the people, equipment and services required to finance and effect the projects should constitute a competitive advantage. Our goal is to grow our Company and increase stockholder value in a favorable petroleum pricing environment. We believe a focus on oil and gas will result in success and growth through added reserves and cash flow which will, in turn, provide a base for further growth and increases in stockholder value.

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

Personnel

We currently have two full-time employees, our Chief Executive Officer and our Chief Financial Officer. As production and drilling activities increase or decrease, we may have to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

Further definitions of oil and gas reserves, as defined by the SEC, can be found in Rule 4-10(a)(2)(i)-(iii) and Rule 4-10(a)(3) and (4). These Rules are available at the SEC’s website; http://www.sec.gov/divisions/corpfin/ecfrlinks.shtml

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

ITEM 4.                      MINE SAFETY DISCLOSURES

None

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

	2013		2012
	BID PRICES		BID PRICES
	High	Low	High	Low
1st Quarter	$0.40	$0.25	$0.45	$0.90
2nd Quarter	$1.50	$0.15	$0.34	$0.73
3rd Quarter	$1.22	$0.42	$0.10	$0.32
4th Quarter	$0.89	$0.46	$0.13	$0.50

Holders of Common Stock

As of April 1, 2014, we had approximately 79 stockholders of record of the 29,714,000 shares outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

On September 1, 2012, we adopted the 2012 Stock Incentive Plan. We have reserved for issuance an aggregate of 10,000,000 shares of common stock under our 2012 Stock Incentive Plan. To date, 4,000,000 options and no shares of common stock have been granted under this plan.

Recent Sales of Unregistered Securities
In December 2013, the Company approved the issuance of 918,183 common stock shares for $505,000 cash for payment to investors whose funds were received in December 2013. The shares were issued during January 2014.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2013.

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

On March 2, 2011, we changed our name from Subprime Advantage, Inc. to Citadel Explorations, Inc. in anticipation of the completion of the acquisition of 100% of all of the outstanding membership interest of CEL.  The acquisition of 100% of the outstanding membership interest of CEL was completed on May 3, 2011.  As a result of the completion of the acquisition, we are an oil and gas exploration company with operations in the Salinas and San Joaquin Basins of California.  As a result of completing the acquisition of 100% of the outstanding membership interest of CEL on May 3, 2011, our focus has been redirected to the oil and gas operations of CEL. We are now an oil and gas exploration, development and production company.

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

To date, the Yowlumne 2-26 well has recovered approximately 120 barrels of oil, which were sold to Kern Oil Refinery (“KOR”) in the fourth quarter of 2013, marking the Company’s first revenue.  The well then experienced some mechanical issues, and the Company is currently working with its engineers on additional workover and stimulation plans. The Company expects to commence workover operations upon receiving its permit for such operations from the DOGGR. In 2013, the State of California passed Senate Bill #4 (“SB 4”) which required additional disclosures regarding fracturing (“fracking”), and/or well stimulation. The Company has submitted an updated permit application to comply with this new regulation.

Citadel has also started permitting two additional exploration wells on the Yowlumne acreage and expects to receive those drilling permits in the third quarter of 2014, with drilling to commence in the fourth quarter of 2014.  Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 14,000 feet.  Citadel currently has a 25% working interest in these exploration prospects and is the operator. Currently at Project Indian, we have drilled and completed our first well (Indian #1-15). We are currently waiting on a steam injection permit from the DOGGR, which we expect in the second quarter 2014. Upon receipt of permit, we will begin thermal injection under a method called cyclic steam injection. This method will consist of injecting steam for a period of 8 to 10 days, then allowing the steam to heat the reservoir for a period of 3 to 5 days, and then placing the well on production for approximately 15 to 20 days. This process will allow the Company to collect important data on how the reservoir is responding to steam. This data will be used to determine the wells steam to oil ratio, allowing the Company to understand the full cycle economics for this well and eventually the entire field. Starting in May of 2013, Citadel participated in three exploration wells at the Rancho Grande area, with a 20 to 22% non-operated working interest. Sojitz Energy Ventures of Houston was the operator. To date, the three exploration wells have not produced commercial quantities of oil. Citadel believes that these wells need further testing, however the operator has shifted its focus to deeper exploration targets in the same area, in which Citadel elected not to participate. Currently the joint venture partners are in negotiations on the next course of action at Rancho Grande, which we believe will be determined in the second quarter of 2014.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the exploration stage and, accordingly, has not generated any significant revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $2,226,346 for the period from inception (November 6, 2006) to December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended December 31, 2013 we generated $9,223 from the sale of oil. During the year ended December 31 2012, we did not generate revenue.

Operating expenses totaled $1,189,375 during the year ended December 31, 2013 as compared to $449,642 in the prior year ended December 31, 2012, which included a $267,856 gain on the sale of oil and gas properties. Operating expenses primarily consisted of executive compensation, professional fees and general and administrative expenses in the year ended December 31, 2013.

General and administrative fees increased $92,610 from the year ended December 31, 2012 to the year ended December 31, 2013. This increase was primarily as a result of the insurance polices for the Company.

Professional fees increased $30,62 from the year ended December 31, 2012 to the year ended December 31, 2013. This increase was primarily as a result of consulting fees for services.

Executive compensation increased $246,196 from the year ended December 31, 2012 to the year ended December 31, 2013. This increase was primarily as a result of the fair value of the vested stock options that were granted as part of the employment agreements with two officers.

We incurred $85,335 of lease operating expense for the first time in the year ended December 31, 2013. This was a result of certain costs incurred in the field operations where drilling commenced.

Liquidity and Capital Resources

The Company established a capital budget for 2014 of approximately $2,000,000 for Project Indian, Yowlumne and additional lease acquisitions. We may revise our capital budget during the year as a result of acquisitions and/or drilling outcomes or significant changes in cash flows.

As of December 31, 2013, we had $489,779 of current assets, of this amount $402,649 was cash. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Net cash used in operating activities	$(606,389)	$(406,395)
Net cash (used in) provided by investing activities	(1,227,189)	289,811
Net cash provided by financing activities	2,123,647	227,919
Net increase in cash	290,069	111,335
Cash, beginning of year	112,580	1,245
Cash, end of year	$402,649	$112,580

Investing activities

Net cash used in investing activities was $1,227,189 for the year ended December 31, 2013. The net cash provided by investing activities consisted primarily of purchase of oil and gas properties.

Financing activities

Net cash used in financing activities for the year ended December 31, 2013 was $2,123,647. The net cash provided by financing activities was mainly attributable to the proceeds from the sale of the Company’s common stock.

As of December 31, 2013, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

Contractual Obligations

An operating lease for rental office space was entered into beginning March 1, 2013 for two years at $2,150 per month. The original lease was amended to include additional space at a price of $1,100 per month for the same term.

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

Because of our limited operating history we have yet to generate any significant revenues from the sale of oil or natural gas. Our activities have been limited to raising capital, negotiating WI agreements, becoming a publicly traded company and preliminary analysis of reserves and production capabilities from our exploratory test wells.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Armen Nahabedian and Principal Financial Officer, Philip McPherson, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on their evaluation, they concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

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

Name	Age	Title	Director Since
Armen Nahabedian	35	Chief Executive Officer, President & Director	8/9/2011
Daniel Szymanski	51	Chairman of the Board	5/3/2011
Philip J. McPherson	39	Chief Financial Officer, Secretary, Treasurer & Director	9/1/2012
Jacob L. Barnhart	34	Director	5/3/2011
James Borgna	35	Director	5/3/2011

Armen Nahabedian, 35, President, Chief Executive Officer, and a Director: Mr. Nahabedian is a fourth generation oil and gas explorer in the state of California.  In 1999, Mr. Nahabedian joined the United States Marine Corp as an infantryman and reached the rank of Corporal (E-4) before serving in operation Iraqi Freedom and receiving an honorable discharge in 2003. Mr. Nahabedian immediately thereafter went to work in the oil fields of the South San Joaquin Valley for his family’s oil company, The Nahabedian Exploration Group.  After early success in his exploration efforts Mr. Nahabedian became a regional supervisor and managed the drilling operations for some of the deepest exploratory wells drilled in the state of California from 2004 through 2007.  In 2007, Mr. Nahabedian then joined The Nahabedian Exploration Group as a partner and supervised land acquisition efforts (over 750,000 acres leased or optioned) and prospect generation.  Mr. Nahabedian continued to act as an operational supervisor and in 2009, he became involved in business development and finance. Acting as the company’s primary fund raiser Mr. Nahabedian educated his self in public financing and securities and with the assistance of an experienced legal team formed Citadel Exploration, Inc. in 2011.

Daniel L. Szymanski, 51, Chairman of the Board:  Dan Szymanski comes to the board of Citadel Exploration, Inc. with over 20 years of industry experience, including exploration and production assignments with Tenneco and Chevron, and worldwide exploration with Occidental.  Dan served as Manager of Business Development, then Manager-Financial Planning and Analysis at Oxy's Headquarters in LA.  His final role at Oxy was Asset Manager for 42 oil and gas fields producing in California’s San Joaquin and Sacramento Valleys.  Since 2008, Dan has been a consultant to the oil and gas industry and partner in a seismic data firm.  Mr. Szymanski has a Bachelors degree in Geology from the University of Wisconsin and a Masters in Geophysics from Purdue.

Philip J. McPherson, 39, Chief Financial Officer and Director: Mr. McPherson joined Citadel Exploration in September of 2012 with nearly two decades of experience in the capital markets and financial services sectors.  He started his career as a retail stock broker with Mission Capital in 1997 and became partner before it was acquired by oil and gas boutique C. K. Cooper & Company. At C.K. Cooper, Mr. McPherson was a research analyst specializing in small cap exploration & production companies.  In 2007, he joined Global Hunter Securities as a partner and managing director of the energy research group. During his Wall Street career, Mr. McPherson was presented the Wall Street Journal “Best on the Street” Award was named a Zack’s 5-Start Analyst for three consecutive years.  He is a recognized expert on California E&P firms. Mr. McPherson received his Bachelors in Economics from East Carolina University.

Jacob Barnhart, 34, Director: Mr. Barnhart has been working in the financial sector for the last four years as a financial advisor for Ameriprise.  Prior to receiving his bachelor’s degree in sociology from Seattle University, Jacob served four years in the United States Marine Corps and reached the rank of corporal.  Mr. Barnhart has a tremendous work ethic and prides himself on the leadership traits he obtained while serving his country.

James Borgna, 35, Director:  Mr. Borgna is a third generation oil and gas industry supplier and producer.  Mr. Borgna currently owns and operates KVOS LLC which supplies production facilities and process equipment in California.  Mr. Borgna specializes in scalable facilities that are fabricated work in-house.  Mr. Borgna has supervised the fabrication of oil and gas facilities for many of the major operators in the San Joaquin Basin.  Mr. Borgna gained valuable experience with project management, facilities design, and gained familiarity with permitting guidelines and restrictions. Prior to joining his family in the oil and gas industry Mr. Borgna served six years in the United States Navy and achieved the rank of E-5.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were current in their filings.

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

Summary Compensation

During the year ended December 31, 2012, we entered into employment contracts with both our CEO and CFO on September 1, 2012.  The contract calls for each to receive a base salary of $10,000  per month for the first 12 months.  The base salary shall increase to $15,000 per month for the next 12 month period and then increase to $20,000 per month for the final 12 months of the three year contract. As of the date of the salary increase, the CEO and CFO have deferred payment of approximately $5,000 per month of salary. The CEO and CFO are also entitled to quarterly and annual bonuses upon reaching mutually agreeable objectives set by Employer and Employee. The CEO and CFO shall be entitled to receive and or participate in all benefit plans and programs of Employer currently existing or hereafter made available to executives and or senior management of the Employer.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the last two fiscal years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Armen Nahabedian,	2013	140,000	-0-	-0-	74,997	-0-	-0-	-0-	214,997
Chief Executive Officer, President, and Director (1)	2012	40,000	-0-	-0-	74,997	-0-	-0-	-0-	114,997

Philip McPherson	2013	140,000	-0-	-0	74,997	-0-	-0-	-0-	214,997
Chief Financial Officer, Secretary, Treasurer, and Director (2)	2012	40,000	-0-	-0	74,997	-0-	-0-	-0-	114,997

(1)	Mr. Nahabedian was appointed Chief Executive Officer, President, and a Director of the Company on August 9, 2011.
(2)	Mr. McPherson was appointed Chief Financial Officer, Secretary, Treasurer, and a Director of the Company on September 1, 2012.

Termination of Employment

Pursuant to the terms of the employment contracts for the company’s CEO and CFO, in the event of a change of control the CEO and CFO are entitled to two years of current monthly salary and two years of medical insurance.  Additionally all unvested stock options immediately vest.

Option Grants in Last Fiscal Year

Both the CEO and CFO were granted 2,000,000 stock options at $0.20 in September of 2012. Of these options, 500,000 vested immediately and the balance vest on a three year term of 500,000 each year.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for our board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on March 1, 2014 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 29,714,000 shares of common stock outstanding.

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

Security Ownership of Certain Beneficial Owners and Management
Title of Class	Name and address of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned

Common	Armen Nahabedian, Chief Executive Officer, President & Director	4,421,500	15.0%
Common	Daniel L. Szymanski, Chairman of the Board	250,000	1.0%
Common	Philip J. McPherson, CFO & Director	2,030,000	7.0%
Common	Jacob L. Barnhart, Director	200,000	0.9%
Common	James Borgna, Director	200,000	0.9%
Common	Vahagn Nahabedian	4,000,000	13.0%

	All Beneficial Owners as a Group	11,101,500	38.0%
(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  Each Parties’ address is care of the Company at 417 31st St. Unit A, Newport Beach, CA 92663

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the year ended December 31, 2013, the Company made the following purchases from entities considered related parties; $20,136 of capital expenditures, $6,304 of geological and geophysical expense, and $3,357 of consulting expense.

Additionally, during 2013, the Company paid off all related party notes payable and related interest outstanding at December 31, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth the fees paid or accrued by us for the audit and other services provided by De Joya Griffith & Company, LLC for the audit of our annual financial statements for the years ended December 31, 2013 and December 31, 2012:

		Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012

Audit Fees(1)	$	$22,500	$21,800
Audit-Related Fees		$-	-
Tax Fees		$-	-
All Other Fees		$-	-
Total	$	$22,500	$21,800

(1)	Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

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

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the "Index to Financial Statements" at page are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Citadel Exploration, Inc.		S-1		3(i)(a)	2/11/10
3(i)(b)	Certificate of Amendment – Name Change – Dated March 3, 2011		8-K		3(i)(b)	3/10/11
3(i)(c)	Certificate of Change – Dated March 3, 2011		8-K		3(i)(c)	3/10/11
3(ii)(a)	Bylaws of Citadel Exploration, Inc.		S-1		3(ii)(a)	2/11/10
10.1	Membership Purchase Agreement and Plan of Reorganization– Dated February 28, 2011		8-K		2.1	3/31/11
10.2	Addendum No. 1 to Membership Purchase Agreement and Plan of Reorganization – Dated April 27, 2011		8-K		2.2	5/3/11
10.3	Letter Agreement – Dated February 22, 2012		8-K		10.1	3/22/12
10.4	Bridge Loan Agreement		8-K		10.4	4/4/14
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.2	Presentation – Dated November 10, 2011	8-K			EEX. 99.2	111/15/12
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X
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

Date: April 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Armen Nahabedian	Chief Executive Officer (Principal Executive Officer), President, and Director	April 14, 2014
Armen Nahabedian

/S/ Philip J. McPherson	Chief Financial Officer (Principal Financial Officer) Secretary, Treasurer, and Director	April 14, 2014
Philip J. McPherson

/S/ Daniel L. Szymanski	Chairman of the Board	April 14, 2014
Daniel L. Szymanski

/S/ Jacob L. Barnhart	Director	April 14, 2014
Jacob L. Barnhart

/S/ James Borgna	Director	April 14, 2014
James Borgna

CITADEL EXPLORATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

Office Locations
 Las Vegas, NV
  New York, NY
    Pune, India
  Beijing, China
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Citadel Exploration, Inc.

We have audited the accompanying consolidated balance sheets of Citadel Exploration, Inc and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity(deficit), and cash flows for the years then ended and for the period from inception (November 26, 2013) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citadel Exploration, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the period from inception (November 26, 2013) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

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

/s/ De Joya Griffith, LLC
Henderson, Nevada
April 9, 2014

CITADEL EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$402,649	$112,580
Other receivable	40,660	7,253
Prepaid expenses	41,589	9,283
Product inventory	4,881	-
Total current assets	489,779	129,116
Deposits	4,000	-
Restricted cash	45,000	-
Oil and gas properties	1,373,363	159,833
Fixed assets, net	12,633	20,948
Total assets	$1,924,775	$309,897

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$435,332	$102,438
Accrued interest payable	8,316	14,824
Notes payable, net	314,134	257,517
Total current liabilities	757,782	374,779
Asset retirement obligation	31,407	-
Total liabilities	789,189	374,779

Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares
authorized, 28,949,823 and 22,613,000 shares issued and oustanding
as of December 31, 2013 and December 31, 2012, respectively	28,950	22,613
Additional paid-in capital	3,332,982	740,352
Deficit accumulated during development stage	(2,226,346)	(827,847)
Total stockholders' equity (deficit)	1,135,586	(64,882)
Total liabilities and stockholders' equity (deficit)	$1,924,775	$309,897

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

			Inception
	For the years		(November 6, 2006)
	ended		to
	December 31,		December 31,
	2013	2012	2013

Revenue	$9,223	$-	$9,223

Operating expenses:
Lease operating expense	85,335	-	85,335
Geological and geophysical expense	6,304	-	6,304
General and administrative	295,094	202,484	562,036
Depreciation, amortization and accretion	8,381	3,732	12,380
Professional fees	318,071	287,449	758,828
Executive compensation	476,190	229,994	706,184
Gain on sale of interest in oil & gas properties	-	(267,856)	(267,856)
Gain on settlement of accounts payable	-	(6,161)	(6,161)
Total operating expenses	1,189,375	449,642	1,857,050
Other expenses:
Interest expense	(216,748)	(146,350)	(369,490)
Total other expenses	(216,748)	(146,350)	(369,490)

Net loss before provision for income taxes	(1,396,899)	(595,992)	(2,217,317)

Provision for income taxes	1,600	1,600	9,029

Net loss	$(1,398,499)	$(597,592)	$(2,226,346)

Weighted average number of common shares	27,484,783	22,613,000
outstanding - basic

Net loss per share - basic	$(0.05)	$(0.03)

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(AUDITED)

					Deficit
					Accumulated
			Additional		During	Total
	Common Shares		Paid-In	Stock	Exploration	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity (Deficit)
Balance, November 6, 2006	-	$ -	$ -	$ -	$ -	$ -
December 2006
Member contribution	14,000,000	14,000	(13,600)	-	-	400
Net loss	-	-	-	-	(805)	(805)

Balance, December 31, 2006	14,000,000	14,000	(13,600)	-	(805)	(405)
December 2007
Member contribution	-	-	40,800	-	-	40,800
Net loss	-	-	-	-	(1,140)	(1,140)

Balance, December 31, 2007	14,000,000	14,000	27,200	-	(1,945)	39,255
December 2008
Member contribution	-	-	12,000	-	-	12,000
December 2008
Member distribution	-	-	(10,000)	-	-	(10,000)
Net loss	-	-	-	-	(1,943)	(1,943)

Balance, December 31, 2008	14,000,000	14,000	29,200	-	(3,888)	39,312

December 2009
Member contribution	-	-	43,093	-	-	43,093
Net loss	-	-	-	-	(1,082)	(1,082)

Balance, December 31, 2009	14,000,000	14,000	72,293	-	(4,970)	81,323
Net loss	-	-	-	-	(800)	(800)

Balance, December 31, 2010	14,000,000	14,000	72,293	-	(5,770)	80,523
March 2011
Member contribution	-	-	27,761	-	-	27,761
May 2011
Recapitalization	6,200,000	6,200	(35,465)	-	-	(29,265)
Issuance of common stock for cash	20,000	20	15,980	34,000	-	50,000
October 2011
Issuance of common stock for services	100,000	100	79,900	-	-	80,000
December 2011
Donated capital	-	-	489	-	-	489
Net loss	-	-	-	-	(224,485)	(224,485)

Balance, December 31, 2011	20,320,000	20,320	160,958	34,000	(230,255)	(14,977)
January 2012
Donated capital	-	-	980	-	-	980
May 2012
Issuance of common stock for stock payable	42,500	43	33,957	(34,000)	-	-
July 2012
Forgiveness of debt with related party	-	-	50,953	-	-	50,953
July 2012
Issuance of common stock for services	250,500	250	48,180	-	-	48,430
September 2012
Issuance of stock options for employment agreements	-	-	149,994	-	-	149,994
September 2012
Issuance of common stock for cash	2,000,000	2,000	78,000	-	-	80,000
November 2012
Issuance of warrants as part of note payable	-	-	217,330	-	-	217,330
Net loss	-	-	-	-	(597,592)	(597,592)

Balance, December 31, 2012	22,613,000	22,613	740,352	-	(827,847)	(64,882)
February 2013
Issuance of common stock for cash	4,186,000	4,186	1,419,054	-	-	1,423,240
February 2013
Issuance of common stock for settlement of note payable and accrued interest	912,640	913	331,885	-	-	332,798
February 2013
Issuance of common stock for services, net of cost	320,000	320	103,149	-	-	103,469
September 2013
Issuance of warrants as part of notes payable	-	-	56,283	-	-	56,283
October 2013
Issuance of warrants as part of notes payable	-	-	37,467	-	-	37,467
December 2013
Issuance of common stock for cash, net of cost	918,183	918	494,798	-	-	495,716
2013
Stock option compensation expense for employment agreements	-	-	149,994	-	-	149,994
Net loss	-	-	-	-	(1,398,499)	(1,398,499)
Balance, December 31, 2013	28,949,8233	$28,950	$ 3,332,982	$ -	$ (2,226,346)	$ 1,135,586

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)
			Inception
	For the years		(November 6, 2006)
	ended		to
	December 31,		December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,398,499)	$(597,592)	$(2,226,346)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation, amortization and accretion	8,381	3,732	12,380
Amortization of prepaid stock compensation	-	60,000	80,000
Amortization of debt discount	178,267	132,813	311,080
Non cash interest expense	22,500	-	22,500
Gain on sale of interest in oil & gas properties	-	(267,856)	(267,856)
Gain on settlement of accounts payable	-	(6,161)	(6,161)
Stock based compensation expense	149,994	149,994	299,988
Shares issued for consulting	116,000	48,430	164,430
Changes in operating assets and liabilities:
Increase in other receivable	(33,407)	(7,253)	(40,660)
Decrease in prepaid expenses	32,871	7,381	23,587
Increase in product inventory	(4,881)	-	(4,881)
Decrease in deposits	(4,000)	-	(4,000)
Increase in accounts payable and accrued liabilities	332,894	59,704	471,042
Increase in accrued interest payable	(6,508)	10,413	8,316
Net cash used in operating activities	(606,389)	(406,395)	(1,156,581)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase oil and gas properties	(1,182,189)	(36,617)	(1,424,166)
Proceeds from sale of interest in oil & gas properties	-	350,000	350,000
Purchase fixed assets	-	(23,572)	(23,572)
Restricted cash	(45,000)	-	(45,000)
Net cash provided by (used in) investing activities	(1,227,189)	289,811	(1,144,113)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase/ (decrease) in overdraft from trust account	-	(286)	-
Member contributions	-	980	105,523
Member distribution	-	-	10,000
Proceeds from sale of common stock, net of costs	1,906,425	80,000	2,036,425
Proceeds from notes payable	300,000	331,326	818,274
Repayments for notes payable	(82,778)	(184,101)	(266,879)
Net cash provided by financing activities	2,123,647	227,919	2,703,343

NET CHANGE IN CASH	290,069	111,335	402,649

CASH AT BEGINNING OF YEAR	112,580	1,245	-

CASH AT END OF YEAR	$402,649	$112,580	$402,649

SUPPLEMENTAL INFORMATION:
Interest paid	$(3,200)	$-	$(3,200)
Income taxes paid	$(3,200)	$-	$(3,200)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed with the acquisition of Citadel Exploration, LLC	$-	$-	$29,265
Shares issued for prepaid stock compensation	$-	$-	$80,000
Financing of prepaid insurance	$65,176	$14,963	$79,870
Forgiveness of debt due to related party	$-	$50,953	$50,953
Issuance of common stock for settlement of note payable and accrued interest	$310,298	$-	$310,298

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

Principles of consolidation
For the years ended December 31, 2013 and 2012, the consolidated financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC.   All significant intercompany balances and transactions have been eliminated.   Citadel Exploration, Inc. and Citadel Exploration, LLC will be collectively referred herein to as the “Company”.

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
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Oil and gas properties
Effective, January 1, 2013, the Company changed its policy to successful efforts. The Company evaluated the impact on the prior periods and there were no material changes to the balance sheet as a result of the change in accounting policy. During the quarter ended December 31, 2012, the Company expensed $23,768 of geological and geophysical costs in anticipation of the change in accounting policy. Under the successful efforts method, oil and gas property costs are initially capitalized with the intent to establish commercially viable reserves. Expenditures to acquire mineral interests in oil and gas properties and to drill and equip exploratory wells are capitalized until the well is complete and the results have been evaluated. If, following the evaluation, the exploratory well has not found proved reserves, the previously capitalized costs are evaluated for derecognition or tested for impairment.  Geological and geophysical costs and other exploration expenditures are expensed as incurred.

The Company is required to make estimates and judgments about future events and circumstances regarding the future economic viability of extracting the underlying resources. Changes to project economics, resource quantities, expected production techniques, unsuccessful drilling, expired mineral leases, production costs and required capital expenditures are important factors when making this determination. To the extent a judgment is made, that the underlying reserves are not viable, the oil and gas property costs will be impaired and charged to net earnings.

Cash and cash equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Restricted cash
The Company has two bonds at financial institutions to meet financial bonding requirements in the state of California.  As of December 31, 2013, the restricted cash totaled $45,000.

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

Asset retirement obligation
ARO reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company's oil and natural gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The net operating loss carryfoward for the year ended December 31, 2013 is $2,226,346 and the deferred tax asset is $779,220. The Company maintains a full valuation allowance for the deferred tax asset of $779,220.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2013 and 2012, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2013 and 2012, $1,600 and $1,600 of income tax expense has been recorded.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through March 2014 and believes that none of them will have a material effect on the company’s financial statements.

CITADEL EXPLORATION, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (November 6, 2006) through the period ended December 31, 2013 of $2,226,346. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PREPAID INSURANCE

As of December 31, 2013 and 2012, the Company had prepaid insurance totaling $36,589 and $9,283, respectively.  The prepaid insurance will be expensed on a straight line basis over the remaining life of the insurance policy.  During the years ended December 31, 2013 and 2012, the Company recorded $47,681 and $21,871 of insurance expenses.

NOTE 4 – OIL AND GAS PROPERTIES

The costs capitalized in oil and gas properties as of December 31, 2013 and 2012 are as follows:

	2013	2012
Exploration	$1,373,363	$159,833

Project Indian
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

On February 22, 2012, the Company sold 40% of its interest in the property disclosed above in exchange for $350,000 to its joint venture partner. The Company recorded a gain on the sale of the partial interest totaling $267,856. Drilling commenced on this property in January 2014, see Subsequent Event footnote.

Per ASC 932, these wells qualify as exploratory wells and review of the capitalized costs incurred to prove up reserves must to be evaluated in the period of one year after the completion of the drilling date.

CITADEL EXPLORATION, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 4 – OIL AND GAS PROPERTIES (CONTINUED)

The following table reflects the net changes in capitalized exploratory well costs that have been capitalized for a period of one year or less since completion of drilling during as of December 31, 2013:

2013
Beginning balance at January 1	$159,833
Additions to capitalized exploratory well costs pending the determination of proved reserves	1,182,189
Asset retirement obligation	31,341
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	-
Capitalized exploratory well costs charged to expense	-
Ending balance at December 31	$1,373,363

Yowlumne
In May 2013, the Company entered into a one year lease for approximately 3,000 acres from AERA Energy, LLC. This acreage has been mapped using a combination of both 2D and 3D seismic, and is in close proximity to the Yowlumne oil field in Kern County, California. The Company is obligated to pay royalties to AERA Energy, LLC on oil and gas from all wells on the leased premises, and the royalty is a total of 20% of the market value. In August of 2013, the Company entered into an agreement to sell 75% of the interest in the Yowlumne lease, recouping approximately 85% of its cost, while retaining a 25% interest in the lease and operatorship.  Additionally, as part of this transaction, the Company retained 100% interest in the Yowlumne #2 well, which was originally drilled in 2007. After performing a workover job on this well, it has produced approximately 120 barrels of oil which were sold in December 2013. As of year end 2013, the well had produced approximately 50 barrels of oil which were stored in a tank and valued at net realizable value on the balance sheet as product inventory.

Wreden Ranch
The Company has not been successful in obtaining  permits needed to move forward on the project from the County of San Luis Obispo and has decided not to pursue this project any further, therefore the capital leasehold cost incurred of $13,290 was expensed as consulting expense during 2013.

NOTE 5 – FIXED ASSETS

Fixed assets as of December 31, 2013 and 2012 are as follows:

	2013	2012
Vehicle	$23,572	$23,572
Website	1,375	1,375
Less: Accumulated depreciation	(12,314)	(3,999)
	$12,633	$20,948

Depreciation expense for the years ended December 31, 2013 and 2012 was $8,315 and $3,732.

CITADEL EXPLORATION, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following at:
	December 31, 2013	December 31, 2012
Note payable to an entity owned and controlled by an officer, director and shareholder, line of credit to borrow up to $100,000, unsecured, 4% interest, due upon demand	$ -	$ 32,240
Note payable to a director, unsecured, due upon demand, 0% interest	-	2,750
Note payable to an individual, line of credit to borrow up to $100,000, unsecured, 10% interest, due upon demand	-	55,298
Three notes payable to individuals, 10% interest, due January 1, 2014	300,000	-
Three notes payable to an entity for the financing of insurance premiums, unsecured; 14% interest, due December 2013; 14% interest, due February 2014; 11% interest, due August 2014	14,134	1,746
Note payable to an individual, personally guaranteed by shares of the Company which are owned by an officer, 12% interest, due on the earlier of February 2013 or the Company raising in excess of $1,000,000	-	250,000
Debt discount for 300,000 warrants issued with notes payable	-	(84,517)

	$ 314,134	$ 257,517

Interest expense for the year ended December 31, 2013 was $216,748. Of that amount $15,980 relates to notes payable and insurance financing and $200,768 is amortization of debt discount. Interest expense for the year ended December 31, 2012 was $10,744.

The Company settled all related party notes payable of $34,990 during the first quarter of 2013. During the year ended December 31, 2012, the Company repaid a total of $122,700 to reduce balances due under notes payable to entities owned and controlled by an officer, director and shareholder.

NOTE 7 – ASSET RETIREMENT OBLIGATION

The Company's ARO relates to future costs associated with the plugging and abandonment of oil and natural gas wells, removal of equipment facilities from leased acreage and land restoration in accordance with applicable local, state and federal laws. The discounted fair value of an ARO liability is required to be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the carrying cost of the oil and natural gas asset. In periods subsequent to the initial measurement of the ARO, the Company must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to the passage of time impact net earnings as accretion expense. The related capital cost, including revisions thereto, is charged to expense through DD&A—oil and natural gas production over the life of the oil and natural gas field.

CITADEL EXPLORATION, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 7 – ASSET RETIREMENT OBLIGATION (CONTINUED)

In October 2013, the Company announced its first oil production on the Yowlumne 2-26 well and therefore an asset retirement obligation was recorded to on this well as follows.

2013
Beginning asset retirement obligation	$-
Liabilities acquired from property acquisition	31,341
Accretion expense	66
Ending asset retirement obligation	$31,407

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

In February 2013, the Company issued 4,186,000 shares of restricted common stock for cash consideration of $1,423,240 or $0.34 per share, less issuance cost of $12,531.

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

In September 2013, the Company closed on a $200,000 bridge loan from two individuals. In October, the Company closed an additional $100,000 bridge loan from one investor. These notes have a 90 day term and bear interest of 10%. Additionally, each investor received 100,000 warrants to purchase the Company’s stock at $1.00 per share for a term of one year valued at $93,750 in total.

In December 2013, the Company approved the issuance of 918,183 common stock shares for $505,000 cash for payment to investors whose funds were received in December 2013. The shares were issued during January 2014.

NOTE 9 – STOCK OPTION PLAN

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

As approved by the Board of Directors, on September 4, 2012, the Company granted 4,000,000 stock options to two officers of the Company at $0.20 per share for terms of seven years. Of the total stock options, 1,000,000 vested immediately and the remaining vest equally over the next 3 years at the anniversary date of the employment agreements.  The total fair value of these options at the date of grant was estimated to be $599,974 and was determined using the Black-Scholes option pricing model with an expected life of 7 years, a risk free interest rate of 1.01%, a dividend yield of 0% and expected volatility of 254%.  During the years ended December 31, 2013 and 2012, $149,994 and $149,994, respectively, was recorded as a stock based compensation expense.

CITADEL EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

CITADEL EXPLORATION, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 9 – STOCK OPTION PLAN (CONTINUED)

The following is a summary of the status of all of the Company’s stock options as of December 31, 2013 and changes during the period ended on that date:
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2013	4,000,000	$0.20	6.68
Granted	-	$0.00	-
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at December 31, 2013	4,000,000	$0.20	5.68
Exercisable at December 31, 2013	1,000,000	$0.20	5.68

NOTE 10 – WARRANTS

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

In September 2013, we closed on a $200,000 90-day bridge loan with two investors. The loans bear interest of 10%. Additionally each investor was granted 100,000 stock warrants to purchase stock at $1.00 per share for a period of one year valued at $56,283.  An additional $100,000 note payable with the same terms and warrants which were valued at $37,467 was issued in October 2013.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2013 and changes during the period ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2013	500,000	$0.55	1.87
Granted	300,000	$1.00	1.00
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at December 31, 2013	800,000	$0.72	1.54
Exercisable at December 31, 2013	800,000	$0.72	1.54

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company settled all related party notes payable during the first quarter of 2013. See Notes Payable footnote.

During the year ended December 31, 2013, the Company made the following purchases from entities considered related parties; $20,136 of capital expenditures, $6,304 of geological and geophysical expense, and $3,357 of consulting expense.

CITADEL EXPLORATION, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

On January 1, 2012, the Company entered into a consulting and rental agreement with an entity owned and controlled by an officer, director and shareholder. The consulting fees were fixed at $10,000 per month and rent up to $25,000 per month. The agreement automatically expired on July 1, 2013 unless the parties mutually agree to extend the term. During the year ended December 31, 2012, the Company recorded consulting fees of $60,000 and rent expense of $62,930. On July 1, 2012, the parties agreed to mutually terminate the agreement. The entity agreed to forgive $50,953 of accounts payable related to the agreement and it was recorded to additional paid in capital.

On July 31, 2012, the Company purchased a vehicle from the CEO of the Company for $23,572 and allowed the Company up to one year to repay the loan with 0% interest. The loan was paid prior to December 31, 2012.

On September 1, 2012, the Company entered into a three year employment agreement with its CEO.  The annual salary for the first year is $120,000, then in the second year increases to $180,000 and in the third year it increases to $240,000.

Additionally, the officer received 2,000,000 stock options.  During the year ended December 31, 2013 and 2012, the Company recording executive compensation totaling $216,302 and $114,997, respectively.

On September 1, 2012, the Company entered into a three year employment agreement with its CFO.  The annual salary for the first year is $120,000, then in the second year increases to $180,000 and in the third year it increases to $240,000.  Additionally, the officer received 2,000,000 stock options.  During the year ended December 31, 2013 and 2012, the Company recording executive compensation totaling $214,997 and $114,997, respectively.

As of the second year of the employment agreement, the CEO and CFO have deferred payment of approximately $5,000 per month of salary.

During November 2012, the Company paid $6,196 to The Nahabedian Group for reimbursement of geophysical survey on potential future locations. The Nahabedian Group is an entity in which the CEO of the Company has an ownership interest. This amount was initially capitalized under exploration costs, since the Company followed full cost method. During the year ended December 31, 2012, the amount was reclassified as expense and is included in general and administrative expenses to account for change in accounting policy to successful efforts method.

NOTE 12 – SUBSEQUENT EVENTS

In December 2013, the Company approved the issuance of 918,183 common stock shares for $505,000 cash for payment to investors whose funds were received in December 2013. The shares were issued during January 2014.

In January 2014, the Company issued 205,085 common stock shares for cash for payment to investors for funds received in December 2013. Also in January 2014, the Company issued 1,477,275 shares at a price of $0.55 per share. This included the conversion of $300,000 in previously issued bridge loans plus accrued interest and new equity capital of $505,000.

In January 2014, the Company commenced drilling operations at Project Indian. Indian #1-15 was drilled and cased with Citadel paying 100% of the costs. The Company is now proceding with completion and thermal recovery operations to determine the commercial viability of the project.  As of the date of this filing, the Company was waiting for the issuance of a steam injection permit from the DOGGR.

In March 2014, the Company closed on a $500,000 bridge loan from two individuals. These notes have a 180 day term and bear interest of 10%.  Additionally the investors received 500,000 warrants to purchase the Company’s stock at $1.00 per share for a term of two years.