Form 10-Q
period 2014-03-31
Citadel Exploration, Inc.
filed 2014-05-15
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 13, 2014 was 29,714,000 shares.

CITADEL EXPLORATION, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash	$350,000	$402,649
Other receivable	21,600	40,660
Prepaid expenses	83,073	41,589
Product inventory	4,881	4,881
Total current assets	459,554	489,779

Deposits	4,000	4,000
Restricted cash	45,000	45,000
Oil and gas properties	1,787,981	1,373,363
Fixed assets, net	27,659	12,633

Total assets	$2,324,194	$1,924,775

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$424,025	$435,332
Accrued interest payable	-	8,316
Notes payable, net	406,348	314,134
Total current liabilities	830,373	757,782

Asset retirement obligation	48,923	31,407

Total liabilities	879,296	789,189

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,714,000 and 28,949,823 shares issued and outstanding
as of March 31, 2014 and December 31, 2013, respectively	29,714	28,950
Additional paid-in capital	3,904,459	3,332,982
Deficit accumulated during development stage	(2,489,275)	(2,226,346)
Total stockholders' equity	1,444,898	1,135,586

Total liabilities and stockholders' equity	$2,324,194	$1,924,775

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Inception
	For the three months		(November 6, 2006)
	ended		to
	March 31,		March 31,
	2014	2013	2014

Revenue	$-	$-	$9,223

Operating expenses:
Lease operating expense	27,882	-	113,217
Geological and geophysical expense	2,100	-	8,404
General and administrative	96,472	55,283	658,508
Depreciation, amortization and accretion	3,247	2,079	15,627
Professional fees	52,439	150,360	811,267
Executive compensation	119,482	97,498	825,666
Gain on sale of interest in oil & gas properties	-	-	(267,856)
Gain on settlement of accounts payable	-	-	(6,161)
Total operating expenses	301,622	305,220	2,158,672

Other expenses:
Gain - other	8,316	-	8,316
Gain - note payable settlement	33,545	-	33,545
Interest expense	(3,168)	(112,169)	(372,658)
Total other expenses	38,693	(112,169)	(330,797)

Net loss before provision for income taxes	(262,929)	(417,389)	(2,480,246)

Provision for income taxes	-	-	9,029

Net loss	$(262,929)	$(417,389)	$(2,489,275)

Weighted average number of common shares	29,714,000	25,813,834
outstanding - basic and diluted

Net loss per share - basic and diluted	$(0.01)	$(0.02)

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC. AND SUBSIDIARY (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
	For the three months		(November 6, 2006)
	ended		to
	March 31,		March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (262,929)	$ (417,389)	$ (2,489,275)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation, amortization and accretion	3,247	2,079	15,627
Amortization of prepaid stock compensation	-	-	80,000
Amortization of debt discount	2,450	84,517	313,530
Gain on sale of interest in oil & gas properties	-	-	(267,856)
Non cash interest expense	-	22,500	22,500
Gain on settlement of accounts payable	-	-	(6,161)
Gain - other	(8,316)	-	(8,316)
Gain on settlement of note payable	(33,545)	-	(33,545)
Stock based compensation expense	37,498	37,498	337,486
Shares issued for consulting	110,775	116,000	275,205
Changes in operating assets and liabilities:
Decrease (increase) in other receivables	19,060	(37,009)	(21,600)
Decrease (increase) in prepaid expense	7,079	(8,367)	30,666
Increase in product inventory	-	-	(4,881)
Increase in deposits	-	(3,150)	(4,000)
Increase (decrease) in accounts payable and accrued liabilities	(3,807)	50,494	467,235
Decrease in accrued interest payable	-	(6,508)	8,316
Net cash used in operating activities	(128,488)	(159,335)	(1,285,069)

CASH FLOWS FROM INVESTING ACTIVITIES
		-
Purchase oil and gas properties	(397,210)	(26,741)	(1,821,376)
Proceeds from sale of interest in oil & gas properties	-	-	350,000
Purchase of fixed assets	(18,165)	-	(43,112)
Restricted cash	-	-	(45,000)
Net cash used in provided by investing activities	(415,375)	(26,741)	(1,559,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Member contributions	-	-	105,523
Member distribution	-	-	10,000
Proceeds from sale of common stock, net of costs	(652)	1,410,711	2,035,773
Proceeds from notes payable	500,000	-	1,318,274
Repayments for notes payable	(8,134)	(31,737)	(275,013)
Net cash provided by financing activities	491,214	1,378,974	3,194,557
NET CHANGE IN CASH	(52,649)	1,192,898	350,000
CASH AT BEGINNING OF PERIOD	402,649	112,580	-
CASH AT END OF PERIOD	$ 350,000	$ 1,305,478	$ 350,000

SUPPLEMENTAL INFORMATION:
Interest paid	$(429)	$-	$3,629
Income taxes paid	$-	$-	$3,200
NON-CASH INVESTING AND FINANCING ACTIVITIES
Liabilities assumed with the acquisition of Citadel Exploration, LLC	$-	$-	$29,265
Asset Retirement Obligation	$17,408	$-	$48,749
Shares issued for prepaid stock compensation	$-	$-	$80,000
Financing of prepaid insurance	$45,000	$41,250	$124,869
Issuance of stock for prepaid rent	$-	$-	$-
Forgiveness of debt due to related party	$-	$-	$50,953
Issuance of common stock for settlement of notes payable and accrued interest	$307,500	$310,298	$617,799

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company’s 10-K annual report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Principles of consolidation
For the three months ended March 31, 2014 and 2013, the consolidated financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC.  All significant intercompany balances and transactions have been eliminated. Citadel Exploration, Inc. and Citadel Exploration, LLC will be collectively referred herein to as the “Company”.

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

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through May 2014 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the exploration stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (November 6, 2006) through the period ended March 31, 2014 of $2,489,275. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – OIL AND GAS PROPERTIES

The costs capitalized in oil and gas properties as of March 31, 2014 and December 31, 2013 are as follows:

	2014	2013
Exploration	$1,787,981	$1,373,363

The following table reflects the net changes in capitalized exploratory well costs that have been capitalized for a period of one year or less since completion of drilling during as of March 31, 2014:

2014
Beginning balance at January 1, 2014	$1,373,363
Additions to capitalized exploratory well costs pending the determination of proved reserves	397,101
Asset retirement obligation	17,517
Ending balance at March 31	$1,787,981

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

On February 22, 2012, the Company sold 40% of its interest in the property disclosed above in exchange for $350,000 to its joint venture partner. The Company recorded a gain on the sale of the partial interest totaling $267,856. Drilling commenced on this property in January 2014. Indian #1-15 was drilled and cased with Citadel paying 100% of the costs. The Company is now proceeding with completion and thermal recovery operations to determine the commercial viability of the project.

On May 5, 2104 the Company received its steam injection permit from DOGGR, and expects steam injection to begin in the month of May.

Per ASC 932, these wells qualify as exploratory wells and review of the capitalized costs incurred to prove up reserves must to be evaluated in the period of one year after the completion of the drilling date.

Yowlumne

In May 2013, the Company entered into a one year lease for approximately 3,000 acres from AERA Energy, LLC. This acreage has been mapped using a combination of both 2D and 3D seismic, and is in close proximity to the Yowlumne oil field in Kern County, California. The Company is obligated to pay royalties to AERA Energy, LLC on oil and gas from all wells on the leased premises, and the royalty is a total of 20% of the market value. In August of 2013, the Company entered into an agreement to sell 75% of the interest in the Yowlumne lease, recouping approximately 85% of its cost, while retaining a 25% interest in the lease and operatorship.  Additionally, as part of this transaction, the Company retained 100% interest in the Yowlumne #2 well, which was originally drilled in 2007. After performing a workover job on this well, it has produced approximately 120 barrels of oil which were sold in December 2013. As of year-end 2013, the well had produced approximately 50 barrels of oil which were stored in a tank and valued at net realizable value on the balance sheet as product inventory.

NOTE 4 – NOTES PAYABLE

Notes payable consists of the following at:
	March 31, 2014	December 31, 2013
Three notes payable to individuals, 10% interest, due January 1, 2014	$-	$300,000
Three notes payable to an entity for the financing of insurance premiums, unsecured; 14% interest, due December 2013; 14% interest, due February 2014; 11% interest, due August 2014	51,000	14,134
Two notes payable to individuals, 10% interest, due September 30, 2014	500,000	-
Debt discount for 500,000 warrants issued with notes payable	(144,652)	-

	$406,348	$314,134

During the quarter ended March 31, 2014, the Company settled the $300,000 note payable with 559,092 shares valued at $273,955, resulting in a gain on the settlement of note payable of $33,545.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Interest expense for the quarter ended March 31, 2014 was $3,168. Of that amount, $715 relates to notes payable and insurance financing and $2,452 is amortization of debt discount. Interest expense for the quarter ended March 31, 2013 was $112,169.

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

In January 2014, the Company issued 205,085 shares of common stock for services rendered and prepaid expenses with a value of $114,338. Also in January 2014, the Company issued 1,477,275 shares of common stock at a price of $0.55 per share. This included the conversion of $300,000 in previously issued bridge loans plus accrued interest and new equity capital of $505,000. These shares were approved by the Company's board during the previous year, and as such were shown as issued and outstanding as of December 31, 2013.

NOTE 6 – STOCK OPTION PLAN

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

As approved by the Board of Directors, on September 4, 2012, the Company granted 4,000,000 stock options to two officers of the Company at $0.20 per share for terms of seven years. Of the total stock options, 1,000,000 vested immediately and the remaining vest equally over the next 3 years at the anniversary date of the employment agreements.  The total fair value of these options at the date of grant was estimated to be $599,974 and was determined using the Black-Scholes option pricing model with an expected life of 7 years, a risk free interest rate of 1.01%, a dividend yield of 0% and expected volatility of 254%.  During three months ended March 31, 2014, $x was recorded as a stock based compensation expense.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

The following is a summary of the status of all of the Company’s stock options as of March 31, 2014 and changes during the period ended on that date:
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2013	4,000,000	$0.20	5.68
Granted	-	$0.00	-
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at March 31, 2014	4,000,000	$0.20	5.43
Exercisable at March 31, 2014	1,000,000	$0.20	5.43

NOTE 7 – WARRANTS

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

In September 2013, the Company closed on a $200,000 90-day bridge loan with two investors. The loans bear interest of 10%. Additionally each investor was granted 100,000 stock warrants to purchase stock at $1.00 per share for a period of one year valued at $56,283.  An additional $100,000 note payable with the same terms and warrants which were valued at $37,467 was issued in October 2013.

In March 2014, the Company closed on a $500,000 180-day bridge loan with two investors. The loans bear interest of 10%. Additionally, the investors were granted a total of 500,000 stock warrants to purchase stock at $1.00 per share for a period of two years valued at $147,104. The total fair value of these warrant at the date of grant  was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.45%, a dividend yield of 0% and expected volatility of 333%.  During the quarter ended March 31, 2014, $2,450 was recorded amortization of debt discount and included in interest expense.

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2014 and changes during the period ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2014	800,000	$0.72	0.86
Granted	500,000	$1.00	1.99
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at March 31, 2014	1,300,000	$0.83	1.14
Exercisable at March 31, 2014	800,000	$0.72	0.61

NOTE 8 – SUBSEQUENT EVENTS

On May 5, 2014 the Company received its steam injection permit for Project Indian from the Division of Oil & Gas and Geothermal (“DOGGR”).

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

Currently at Project Indian, we have drilled and completed our first well (Indian #1-15). On May 5, 2014 we received our permit from the DOGGR for steam injection at Project Indian.  Steam injection is anticipated to begin in the month of May. We will begin thermal injection under a method called cyclic steam injection. This method will consist of injecting steam for a period of 8 to 10 days, then allowing the steam to heat the reservoir for a period of 3 to 5 days, and then placing the well on production for approximately 15 to 20 days. This process will allow the Company to collect important data on how the reservoir is responding to steam. This data will be used to determine the wells steam to oil ratio, allowing the Company to understand the full cycle economics for this well and eventually the entire field. Citadel is currently in negotiations with Sojitz regarding their ownership and future interest in Project Indian.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $2,489,275 for the period from inception (November 6, 2006) to March 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2014 and March 31, 2013

During the three month period ended March 31, 2014 and 2013 we did not generate revenue.

Operating expenses totaled $301,622 during the three month period ended March 31, 2014 which was a slight decrease over the period ended March 31, 2013. Operating expenses consisted of general and administrative costs, amortization and depreciation, professional fees, and executive compensation. During the period ended March 31, 2013 the Company's operating expenses totaled $305,220.

General and administrative fees increased from $55,283 to $96,472 from the three month period ended March 31, 2013 to the three month period ended March 31, 2014. This increase was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees decreased from $150,360 to $52,439 from the three month period ended March 31, 2013 to the three month period ended March 31, 2014. The decrease was primarily due to services provided to the Company for accounting, consulting and legal.

Executive compensation increased from $97,498 to $119,482 from the three month period ended March 31, 2013 to the three month period ended March 31, 2014. The increase was primarily due to the fair value of the vested stock options and monthly salary as part of the employment agreements with two officers.

Liquidity and Capital Resources

The Company established a capital budget for 2014 of approximately $2,000,000 for Project Indian, Yowlumne and additional lease acquisitions. We may revise our capital budget during the year as a result of acquisitions and/or drilling outcomes or significant changes in cash flows.

As of March 31, 2014, we had $459,554 of current assets, of this amount $350,000 was cash. The following table provides detailed information about the net cash flow for the quarters ended March 31, 2014 and March 31, 2013 as presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(128,488)	$(159,335)
Net cash used in investing activities	(415,375)	(26,741)
Net cash provided by financing activities	491,214	1,378,974
Net change in cash	(52,649)	1,192,898
Cash, beginning of period	402,649	112,580
Cash, end of period	$350,000	$1,305,478

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in investing activities consisted of payment for drilling expenses on oil and gas properties of $397,210 on the Company’s properties.

Financing activities

The net cash provided by financing activities consisted primarily of cash provided from the issuance of two notes payable for $500,000, net of cash payments $8,314.

As of March 31, 2014, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A. to Part I of Form 10-K for the year ended December 31, 2013 (filed April 14, 2014) to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances pursuant to Subscription Agreements

In December 2014, the Company approved the issuance of 918,183 common stock shares for $505,000 cash for payment to investors whose funds were received in December 2013. The shares were issued during January 2014.

In January 2014, the Company issued 205,085 common stock shares for cash for payment to investors for funds received in December 2013. Also in January 2014, the Company issued 1,477,275 shares at a price of $0.55 per share. This included the conversion of $300,000 in previously issued bridge loans plus accrued interest and new equity capital of $505,000. These shares were approved by the Company's board during the previous year, and such were shown as issued and outstanding as of December 31, 2013.

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

Option Grants

Our option grants are described in Form 10-K for the year ended December 31, 2013 (filed April 14, 2014) to which reference is made herein.

Subsequent Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended March 31, 2014.

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

Our employment agreements with executive officers are described in Form 10-K for the year ended December 31, 2013 (filed April 14, 2014) to which reference is made herein.

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

CITADEL EXPLORATION, INC.

Date: May 15, 2014	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)