Form 10-Q
period 2014-06-30
Citadel Exploration, Inc.
filed 2014-08-19
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 14, 2014 was 30,914,000 shares.

CITADEL EXPLORATION, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$25,631	$402,649
Other receivable	22,507	40,660
Prepaid expenses	83,669	41,589
Product inventory	4,881	4,881
Total current assets	136,688	489,779

Deposits	4,900	4,000
Restricted cash	70,000	45,000
Oil and gas properties	1,914,437	1,373,363
Fixed asset, net	33,599	12,633

Total assets	$2,159,624	$1,924,775

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$479,124	$435,332
Accrued interest payable	-	8,316
Notes payable, net	487,450	314,134
Total current liabilities	966,574	757,782

Asset retirement obligation	48,923	31,407

Total liabilities	1,015,497	789,189

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,714,000 and 28,949,823 shares issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively	29,714	28,950
Additional paid-in capital	4,206,452	3,332,982
Deficit accumulated during development stage	(3,092,039)	(2,226,346)
Total stockholders' equity	1,144,127	1,135,586

Total liabilities and stockholders' equity	$2,159,624	$1,924,775

CITADEL EXPLORATION, INC. AND SUBSIDIARY (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
					(Inception)
	For the three months		For the six months		November 6, 2006
	ended		ended		To
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

Revenue	$19	$-	$19	$-	$9,242
Operating expenses:
Lease operating expense	1,369	-	29,251	-	114,586
Geological & geophysical	296	-	2,396	-	8,700
General and administrative	82,860	74,758	179,332	130,041	741,368
Depreciation, amortization and accretion	4,060	2,079	7,307	4,158	19,687
Professional fees	42,613	55,296	95,052	205,655	853,880
Executive compensation	391,992	121,633	511,475	219,132	1,217,659
Gain on sale of interest in oil & gas properties	-	-	-	-	(267,856)
Gain on settlement of accounts payable	-	-	-	-	(6,161)
Total operating expenses	523,190	253,766	824,813	558,986	2,681,863
Other expenses:
Gain – other	-	-	8,316	-	8,316
Gain - note payable settlement	-	-	33,545	-	33,545
Interest expense	(88,088)	(1,422)	(91,255)	(113,591)	(460,746)
Total other expenses	(88,088)	(1,422)	(49,394)	(113,591)	(418,885)
Net loss before provision for income taxes	(611,259)	(255,188)	(874,188)	(672,577)	(3,091,506)
Provision for income taxes	8,494	-	8,495	-	(534)
Net loss	$(602,765)	$(255,188)	$(865,693)	$(672,577)	$(3,092,040)
Weighted average number of common shares	27,484,783	25,813,834	27,484,783	25,813,834
outstanding - basic
Net loss per share - basic	$(0.02)	$(0.01)	$(0.03)	$(0.03)

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			(Inception)
	For the six months		November 6, 2006
	ended		to
	June 30,		June 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(865,693)	$(672,577)	$(2,861,091)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation, amortization and accretion	7,307	4,158	19,688
Amortization of prepaid stock compensation	-	-	80,000
Amortization of debt discount	76,821	84,517	387,901
Non cash interest expense	-	22,500	22,500
Gain on sale of interest in oil & gas properties	-	-	(267,856)
Gain on settlement of accounts payable	-	-	(6,161)
Gain other	(8,316)	-	(8,316)
Gain on settlement of note payable	(33,545)	-	-
Stock based compensation expense	339,492	74,997	374,984
Shares issued for consulting	110,775	116,000	275,205
Changes in operating assets and liabilities:			-
(Increase) decrease in other receivable	18,153	(34,576)	(22,507)
Decrease (increase) in prepaid expenses	31,751	(61,879)	55,338
Decrease (increase) in product inventory	-	-	(4,881)
Increase in deposits	(900)	(3,150)	(4,900)
Increase in accounts payable and accrued payables	51,291	58,978	522,335
Increase in accrued interest payable	-	(6,508)	8,316

Net cash used in operating activities	(272,864)	(417,540)	(1,429,445)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(523,558)	(752,831)	(1,947,724)
Proceeds from sale of interest in oil & gas properties	-	-	350,000
Website	-	-	(1,375)
Purchase of fixed assets	(28,273)	-	(51,845)
Restricted cash	(25,000)	-	(70,000)

Net cash provided by (used in) investing activities	(576,831)	(752,831)	(1,720,944)

CASH FLOWS FROM FINANCING ACTIVITIES

Member contributions	-	-	105,523
Member distribution	-	-	10,000
Proceeds from sale of common stock, net of costs	(654)	1,410,711	2,035,771
Proceeds from note payable	500,000	-	1,318,274
Repayments for notes payable	(26,669)	(46,170)	(293,548)
Net cash provided by financing activities	472,677	1,364,541	3,176,020

NET CHANGE IN CASH	(377,018)	194,170	25,631

CASH AT BEGINNING OF YEAR	402,649	112,580	-

CASH AT END OF PERIOD	$25,631	$306,750	$25,631
SUPPLEMENTAL INFORMATION:
Interest paid	$(1,568)	$-	$(4,768)
Income taxes paid	$-	$-	$(3,200)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed with the acquisition of Citadel Exploration, LLC	$-	$-	$29,265
Shares issued for prepaid stock compensation	$-	$-	$80,000
Financing of insurance	$70,268	$52,190	$150,137
Forgiveness of debt due to related party	$-	$-	$50,953
Issuance of common stock for settlement of note payable and accrued interest	$307,501	$310,298	$617,799
Asset retirement obligation	$17,408	-	$17,408

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

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)
Recent pronouncements
The Company has evaluated the recent accounting pronouncements through June 2014 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the exploration stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (November 6, 2006) through the period ended June 30, 2014 of $3,092,040. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – OIL AND GAS PROPERTIES

The costs capitalized in oil and gas properties as of June 30, 2014 and December 31, 2013 are as follows:

	2014	2013
Exploration	$1,914,437	$1,373,363

The following table reflects the net changes in capitalized exploratory well costs that have been capitalized for a period of one year or less since completion of drilling as of June 30, 2014:

	2014	2013
Beginning balance at January 1,	$1,373,363	159,833
Additions to capitalized exploratory well costs pending the determination of proved reserves	523,557	752,831
Asset retirement obligation	17,517	0
Ending balance at June 30,	$1,914,437	$912,664

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

On May 5, 2014 the Company received its steam injection permit from DOGGR, and expects steam injection to begin in the month of May.

On July 11, 2014 the Company announced it had ended its joint venture with Sojitz Energy Ventures at Project Indian.  As part of the agreement, Citadel now owns 100% of the working interest at Project Indian.

On August 13, 2014 the Company announced that it had completed a successful steam cycle on the Indian #1-15.  The cycle consisted of injected approximately 3,600 barrels of steam.  The Company then allowed the well to soak for approximately 7 days.  The well was then turned onto production.  After recovering approximately 50% of the injected steam volume, the well began to produce oil.  Oil production has gradually increased and produced in a range of 3-7 barrels per day.  The oil produced has been tested and is 11.6 degrees API in nature, with lower viscosity than traditional heavy oil.  This lower viscosity indicates that the oil is mobile at room temperature, which we believe improves the economics of this oil field.

Per ASC 932, these wells qualify as exploratory wells and review of the capitalized costs incurred to prove up reserves must to be evaluated in the period of one year after the completion of the drilling date.

Yowlumne

In May 2013, the Company entered into a one year lease for approximately 3,000 acres from AERA Energy, LLC. This acreage has been mapped using a combination of both 2D and 3D seismic, and is in close proximity to the Yowlumne oil field in Kern County, California. The Company is obligated to pay royalties to AERA Energy, LLC on oil and gas from all wells on the leased premises, and the royalty is a total of 20% of the market value. In August of 2013, the Company entered into an agreement to sell 75% of the interest in the Yowlumne lease, recouping approximately 85% of its cost, while retaining a 25% interest in the lease and operatorship.  Additionally, as part of this transaction, the Company retained 100% interest in the Yowlumne #2 well, which was originally drilled in 2007. After performing a workover job on this well, it has produced approximately 120 barrels of oil which were sold in December 2013. As of year-end 2013, the well had produced approximately 50 barrels of oil which were stored in a tank and valued at net realizable value on the balance sheet as product inventory.  On July 11, 2014 the Company announced that it had ended its joint venture with Sojitz Energy Ventures at Yowlumne.  As part of that agreement, Citadel now owns 80% of the working interest at Yowlumne and remains operator.

NOTE 4 – RESTRICTED CASH

Restricted cash consists of three Bonds totaling $70,000.  The Bonds are required in the normal course of business in the oil and gas industry.  The first two bonds totaling $45,000 were purchased in November 2008. The third bond purchased for $25,000 in May 2014 was required to move forward with work on the Indian Oil Development Project.  The bonds will not be released until after the project has been completed, all the wells are properly abandoned, and the property has been restored to its original condition.

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following at:
	June 30, 2014	December 31, 2013
Three notes payable to individuals, 10% interest, due January 1, 2014	$-	$300,000
Three notes payable to an entity for the financing of insurance premiums, unsecured; 14% interest, due December 2013; 14% interest, due February 2014; 11% interest, due August 2014	57,733	14,134
Two notes payable to individuals, 10% interest, due September 30, 2014	500,000	-
Debt discount for 500,000 warrants issued with notes payable	(70,238)	-

	$487,450	$314,134

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Interest expense for the quarter ended June 30, 2014 was $91,256. Of that amount, $1,444 relates to notes payable and insurance financing, $76,821 is amortization of debt discount, and $12,991 relates to interest accrued on the bridge loans. Interest expense for the quarter ended June 30, 2013 was $113,591.

In March 2014, the Company closed on a $500,000 bridge loan from two individuals. These notes have a 180 day term and bear interest of 10%.  Additionally the investors received 500,000 warrants to purchase the Company’s stock at $1.00 per share for a term of two years.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

In January 2014, the Company issued 205,085 shares of common stock for services rendered and prepaid expenses with a value of $114,338. Also in January 2014, the Company issued 1,477,275 shares of common stock at a price of $0.55 per share. This included the conversion of $300,000 in previously issued bridge loans plus accrued interest and new equity capital of $500,000. These shares were approved by the Company's board during the previous year, and as such were shown as issued and outstanding as of December 31, 2013.

On August 7, 2014 the Company issued 400,000 shares of common stock at a price for $0.34 for legal, accounting and investor relation services.

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

As approved by the Board of Directors, on September 4, 2012, the Company granted 4,000,000 stock options to two officers of the Company at $0.20 per share for terms of seven years. Of the total stock options, 1,000,000 vested immediately and the remaining vest equally over the next 3 years at the anniversary date of the employment agreements.  The total fair value of these options at the date of grant was estimated to be $599,974 and was determined using the Black-Scholes option pricing model with an expected life of 7 years, a risk free interest rate of 1.01%, a dividend yield of 0% and expected volatility of 254%.  During six months ended June 30, 2014, $74,997 was recorded as a stock based compensation expense.

On June 18, 2014, the Company’s Board of Directors approved additional stock option grants.  The Company has granted 800,000 stock options at $0.55 for a term of seven years, to four of the five members of the Board of Directors.  These stock options vest immediately.  The total fair value of these options at the date of grant was estimated to be $264,495 and was determined using the Black-Scholes option pricing model with an expected life of 7 years, a risk free interest rate of .45%, a dividend yield of 0% and expected volatility of 236%.  This total amount was expensed in June 2014.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

The following is a summary of the status of all of the Company’s stock options as of June 30, 2014 and changes during the period ended on that date:
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2013	4,000,000	$0.20	5.68
Granted on June 18, 2014	800,000	$0.55	7.00
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at June 30, 2014	4,800,000	$0.26	5.90
Exercisable at June 30, 2014	1,800,000	$0.37	5.64

NOTE 8 – WARRANTS

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

In March 2014, the Company closed on a $500,000 180-day bridge loan with two investors. The loans bear interest of 10%. Additionally, the investors were granted a total of 500,000 stock warrants to purchase stock at $1.00 per share for a period of two years valued at $147,104. The total fair value of these warrant at the date of grant  was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.45%, a dividend yield of 0% and expected volatility of 333%.  During the quarter ended June 30, 2014, $2,450 was recorded as amortization of debt discount and included in interest expense.

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2014 and changes during the period ended on that date: please update with above information.

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2014	800,000	$0.72	0.86
Granted	500,000	$1.00	1.99
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at June 30, 2014	1,300,000	$0.83	1.14
Exercisable at June 30, 2014	800,000	$0.72	0.61

NOTE 9 – SUBSEQUENT EVENTS

On July 11, 2014 the Company announced it had ended its joint venture with Sojitz Energy Ventures at Project Indian and Yowlumne.  As part of the agreement, Citadel now owns 100% of the working interest at Project Indian and 80% of Yowlumne.

In August of 2014, investors owning warrants for the company’s stock, converted early at a reduced price.  The first tranche of warrants equaled 500,000 shares at $0.55, which were reduced to $0.34 resulting in the issuance of 500,000 common stock shares for $170,000 or $0.34 per share.  The second tranche of warrants equaled 100,000 warrants at $1.00 per share.  These warrants were exchanged for the issuance of 300,000 shares at $0.34 for $102,000 in cash.

On August 7, 2014 investors owning warrants for the company’s stock, converted early at a reduced price.  The first tranche of warrants equaled 500,000 shares at $0.55, which were reduced to $0.34 resulting in the issuance of 500,000 common stock shares for $170,000 or $0.34 per share.  The second tranche of warrants equaled 100,000 warrants at $1.00 per share.  These warrants were exchanged for the issuance of 300,000 shares at $0.34 for $102,000 in cash.

On August 7, 2014 the Company issued 400,000 shares of common stock at a price for $0.34 for legal, accounting and investor relation services.

On August 13, 2014 the Company announced that it had completed a successful steam cycle on the Indian #1-15.  The cycle consisted of injected approximately 3,600 barrels of steam.  The Company then allowed the well to soak for approximately 7 days.  The well was then turned onto production.  After recovering approximately 50% of the injected steam volume, the well began to produce oil.  Oil production has gradually increased and produced in a range of 3-7 barrels per day.  The oil produced has been tested and is 11.6 degrees API in nature, with lower viscosity than traditional heavy oil.  This lower viscosity indicates that the oil is mobile at room temperature, which we believe improves the economics of this oil field.

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

To date, the Yowlumne 2-26 well has recovered approximately 120 barrels of oil, which were sold to Kern Oil Refinery (“KOR”) in the fourth quarter of 2013, marking the Company’s first revenue.  The well then experienced some mechanical issues, and the Company is currently working with its engineers on additional workover and stimulation plans. The Company expects to commence workover operations upon receiving its permit for such operations from the DOGGR. In 2014, the State of California passed Senate Bill #4 (“SB 4”) which required additional disclosures regarding fracturing (“fracking”), and/or well stimulation. The Company has submitted an updated permit application to comply with this new regulation.

Citadel has also started permitting two additional exploration wells on the Yowlumne acreage and expects to receive those drilling permits in the fourth quarter of 2014, with drilling to commence in the fourth quarter of 2014 or early 2015.  Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 14,000 feet.  Citadel currently has a 80% working interest in these exploration prospects and is the operator.

Currently at Project Indian, we have drilled and completed our first well (Indian #1-15). On May 5, 2014 we received our permit from the DOGGR for steam injection at Project Indian.   On July 11th, the Company announced it had ended its joint venture with Sojitz Energy Ventures at Project Indian.  As part of the agreement, Citadel now owns 100% of the working interest at Project Indian.   On August 13, 2014 the Company announced that it had completed a successful steam cycle on the Indian #1-15.  The cycle consisted of injected approximately 3,600 barrels of steam.  The Company then allowed the well to soak for approximately 7 days.  The well was then turned onto production.  After recovering approximately 50% of the injected steam volume, the well began to produce oil.  Oil production has gradually increased and produced in a range of 3-7 barrels per day.  The oil produced has been tested and is 11.6 degrees API in nature, with lower viscosity than traditional heavy oil.  This lower viscosity indicates that the oil is mobile at room temperature, which we believe improves the economics of this oil field.

Starting in May of 2013, Citadel participated in three exploration wells at the Rancho Grande area, with a 20 to 22% non-operated working interest. Sojitz Energy Ventures of Houston was the operator. To date, the three exploration wells have not produced commercial quantities of oil. Citadel believes that these wells need further testing, however the operator has shifted its focus to deeper exploration targets in the same area, in which Citadel elected not to participate. Currently the joint venture partners are in negotiations on the next course of action at Rancho Grande, which we believe will be determined in the fourth quarter of 2014.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $3,092,039 for the period from inception (November 6, 2006) to June 30, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 2014 and June 30, 2013

During the six month period ended June 30, 2014 and 2013 we generated minimal revenue.

Operating expenses totaled $824,813 during the six month period ended June 30, 2014 which was an increase over the period ended June 30, 2013. Operating expenses consisted of general and administrative costs, amortization and depreciation, professional fees, and executive compensation. During the period ended June 30, 2013 the Company's operating expenses totaled $558,986.

General and administrative fees increased from $130,041 to $179,332 from the six month period ended June 30, 2013 to the six month period ended June 30, 2014. This increase was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees decreased from $205,655 to $95,052 from the six month period ended June 30, 2013 to the six month period ended June 30, 2014. The decrease was primarily due to services provided to the Company for accounting, consulting and legal.

Executive compensation increased from $219,132 to $511,475 from the six month period ended June 30, 2013 to the six month period ended June 30, 2014. The increase was primarily due to the fair value of the vested stock options and monthly salary as part of the employment agreements with two officers, and the value of the 800,000 stock options that were granted June 18, 2014.

Liquidity and Capital Resources

The Company established a capital budget for 2014 of approximately $2,000,000 for Project Indian, Yowlumne and additional lease acquisitions. We may revise our capital budget during the year as a result of acquisitions and/or drilling outcomes or significant changes in cash flows.

As of June 30, 2014, we had $136,688 of current assets, of this amount $25,631 was cash. The following table provides detailed information about the net cash flow for the quarters ended June 30, 2014 and June 30, 2013 as presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(272,864)	$(417,540)
Net cash used in investing activities	(576,831)	(752,831)
Net cash provided by financing activities	472,677	1,364,541
Net change in cash	(377,018)	194,170
Cash, beginning of period	402,649	112,580
Cash, end of period	$25,631	$306,750

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in investing activities consisted primarily of payment for drilling expenses on oil and gas properties of $523,558 on the Company’s properties.

Financing activities

The net cash provided by financing activities consisted primarily of cash provided from the issuance of two notes payable for $500,000, net of cash payments totaling $26,669.

As of June 30, 2014, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We received notice on July 10, 2013 that the Center for Biological Diversity (“CBD”) had filed a law suit against the County of San Benito regarding the approval of our drilling permits for our Project Indian. The Board of Supervisors of San Benito County voted 5-0 in favor of our application to drill 15 exploration wells on our Project Indian lease. We believe the actions taken by the CBD are unwarranted and will vigorously defend our property rights that have been granted to us via our lease agreement.  On July 17, 2014 a judge from Monterey County Superior Court, issued an intended decision in favor of the CBD.  This ruling will require the preparation of an Environmental Impact Report (EIR) prior to further drilling at the Indian Oil Field.  As of this filing, Citadel has not yet received notice of entry of a final judgment in the case.

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

In January 2014, the Company issued 205,085 common stock shares for cash for payment to investors for funds received in December 2013. Also in January 2014, the Company issued 1,477,275 shares at a price of $0.55 per share. This included the conversion of $300,000 in previously issued bridge loans plus accrued interest and new equity capital of $500,000. These shares were approved by the Company's board during the previous year, and such were shown as issued and outstanding as of December 31, 2013.

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

Subsequent Stock Issuances

On August 7, 2014 investors owning warrants for the company’s stock, converted early at a reduced price.  The first tranche of warrants equaled 500,000 shares at $0.55, which were reduced to $0.34 resulting in the issuance of 500,000 common stock shares for $170,000 or $0.34 per share.  The second tranche of warrants equaled 100,000 warrants at $1.00 per share.  These warrants were exchanged for the issuance of 300,000 shares at $0.34 for $102,000 in cash.

On August 7, 2014 the Company issued 400,000 shares of common stock at a price for $0.34 for legal, accounting and investor relation services.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended June 30, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

2012 Stock Incentive Plan

On September 1, 2012, we adopted the 2012 Stock Incentive Plan. We have reserved for issuance an aggregate of 10,000,000 shares of common stock under our 2012 Stock Incentive Plan.  To date 4,800,000 options and no shares of common stock have been granted under this plan.

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

CITADEL EXPLORATION, INC.

Date: August 18, 2014	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)