Form 10-Q
period 2014-09-30
Citadel Exploration, Inc.
filed 2014-11-14
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2014 was 30,914,000 shares.

CITADEL EXPLORATION, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$16,596	$402,649
Other receivable	1,209	40,660
Prepaid expenses	51,563	41,589
Product inventory	4,881	4,881
Total current assets	74,249	489,779

Deposits	4,900	4,000
Restricted cash	70,000	45,000
Oil and gas properties	1,927,987	1,373,363
Fixed asset, net	29,764	12,633

Total assets	$2,106,900	$1,924,775

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$380,733	$435,332
Accrued interest payable	-	8,316
Notes payable, net	523,495	314,134
Total current liabilities	904,227	757,782

Asset retirement obligation	48,923	31,407

Total liabilities	953,150	789,189

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 30,914,000 and 28,949,823 shares issued and outstanding
as of September 30, 2014 and December 31, 2013, respectively	30,914	28,950
Additional paid-in capital	4,588,974	3,332,982
Deficit accumulated during development stage	(3,466,139)	(2,226,346)
Total stockholders' equity	1,153,749	1,135,586

Total liabilities and stockholders' equity	$2,106,900	$1,924,775
See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					(Inception)
	For the three months		For the nine months		November 6, 2006
	ended		ended		to
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014

Revenue	$ -	$ -	$ 19	$ -	$ 9,242

Operating expenses:
Lease operating expense	30,223	7,949	59,474	7,949	144,809
Geological & geophysical	4,154	-	2,396	-	8,700
General and administrative	78,340	81,063	261,828	211,104	823,863
Depreciation, amortization and accretion	3,835	2,079	11,142	6,237	23,522
Professional fees	117,563	45,065	212,615	250,720	971,443
Executive compensation	127,456	136,624	638,931	355,755	1,345,115
Gain on sale of interest in oil & gas properties	-	-	-	-	(267,856)
Gain on settlement of accounts payable	-	-	-	-	(6,161)
Total operating expenses	361,572	272,780	1,186,386	831,765	3,043,435

Other expenses:
Gain - other	-	-	8,316	-	8,316
Gain - note payable settlement	-	-	33,545	-	33,545
Gain - debt extinguishment	75,573	-	75,573	-	75,573
Interest expense	(83,766)	(1,139)	(175,021)	(114,730)	(544,512)
Total other expenses	(10,193)	(1,139)	(59,587)	(114,730)	(429,078)

Net loss before provision for income taxes	(371,765)	(273,919)	(1,245,954)	(946,495)	(3,463,271)

Provision for income taxes	(2,333)	-	6,161	-	(2,868)

Net loss	$ (374,098)	$ (273,919)	$ (1,239,793)	$ (946,495)	$ (3,466,139)

Weighted average number of common shares	29,812,860	28,031,640	27,484,783	28,031,640
outstanding - basic

Net loss per share - basic	$ (0.01)	$ (0.01)	$ (0.05)	$ (0.03)

See Accompanying Notes to Consolidated Financial Statements.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			(Inception)
	For the nine months		November 6, 2006
	ended		to
	September 30,		September 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,239,793)	$(946,495)	$(3,466,139)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation, amortization and accretion	11,142	6,237	23,523
Amortization of prepaid stock compensation	-	-	80,000
Amortization of debt discount	147,103	84,517	458,183
Non cash interest expense	-	22,500	22,500
Gain on sale of interest in oil & gas properties	-	-	(267,856)
Gain on settlement of accounts payable	-	-	(6,161)
Gain other	(8,316)	-	(8,316)
Gain on settlement of note payable	(33,545)	-	(33,545)
Gain on debt extinguishment	73,573	-	73,573
Stock based compensation expense	376,990	112,495	676,978
Shares issued for consulting	246,775	116,000	411,205
Changes in operating assets and liabilities:			-
Decrease (increase) in other receivables	39,451	(50,199)	(1,209)
Decrease in prepaid expenses	63,857	19,967	87,444
Increase) in product inventory	-	(9,934)	(4,881)
Increase in deposits	(900)	(3,150)	(4,900)
Increase (decrease) in accounts payable and accrued payables	(47,099)	205,516	423,942
Increase in accrued interest payable	-	(6,508)	8,316

Net cash used in operating activities	(517,908)	(449,054)	(1,674,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase oil and gas properties	(537,107)	(866,710)	(1,961,273)
Proceeds from sale of interest in oil & gas properties	-	-	350,000
Website	-	-	(1,375)
Purchase of fixed assets	(28,273)	-	(51,845)
Restricted cash	(25,000)	(45,000)	(70,000)

Net cash used in investing activities	(590,380)	(911,710)	(1,734,493)

CASH FLOWS FROM FINANCING ACTIVITIES

Member contributions	-	-	105,523
Member distribution	-	-	10,000
Proceeds from sale of common stock, net of costs	271,346	1,410,711	2,307,771
Proceeds from notes payable	500,000	200,000	1,318,274
Repayments of notes payable	(49,111)	(63,468)	(315,991)

Net cash provided by financing activities	722,235	1,547,243	3,425,578

NET CHANGE IN CASH	(386,053)	186,479	16,598

CASH AT BEGINNING OF YEAR	402,649	112,580	-

CASH AT END OF PERIOD	$16,596	$299,059	$16,596

SUPPLEMENTAL INFORMATION:
Interest paid	$(4,969)	$-	$(8,169)
Income taxes paid	$-	$-	$(3,200)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed with the acquisition of Citadel Exploration, LLC	$-	$-	$29,265
Shares issued for prepaid stock compensation	$-	$-	$80,000
Financing of insurance	$70,268	$34,891	$150,137
Forgiveness of debt due to related party	$-	$-	$50,953
Issuance of common stock for settlement of note payable and accrued interest	$307,501	$310,298	$617,799
Asset retirement obligation	$17,516	$-	$17,516
Accounts payable related to properties traded	$97,491	$-	$97,491
Other receivables related to properties traded	$22,507	$-	$22,507
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

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through September 2014 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the exploration stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (November 6, 2006) through the period ended September 30, 2014 of $3,466,139. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – OIL AND GAS PROPERTIES

The costs capitalized in oil and gas properties as of September 30, 2014 and December 31, 2013 are as follows:

	2014	2013
Exploration	$1,927,987	$1,373,363

The following table reflects the net changes in capitalized exploratory well costs that have been capitalized for a period of one year or less since completion of drilling as of September 30, 2014:

	2014	2013
Beginning balance at January 1,	$1,373,363	$159,833
Additions to capitalized exploratory well costs pending the determination of proved reserves	570,404	752,831
Reduction as a result of the Sojitz trade	(33,297)	0
Asset retirement obligation	17,517	0
Ending balance at September 30,	$1,927,987	$912,664

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

On July 11, 2014, the Company announced that it had ended its joint venture with Sojitz Energy Ventures.  In connection with the termination of the joint venture the Company entered into an agreement with Sojitz to exchange working interests in various properties.  Under the agreement the Company agreed to transfer its ownership interest in the Tejon project in exchange for Sojitzs' working interest in the Indian and Yowlumne projects.  After the transfer the Company owns 100% of the working interest in project Indian and 80% of the working interest at Yowlumne.  In addition to the transfer of working interests in the properties the Company and Sojitz agreed to settle certain amounts recorded as a receivable from Sojitz and a payable to Sojitz in the amounts of $22,507 and $97,451, respectively.  In connection with this transaction the Company incurred legal cost and fees related to land leases totaling $41,687.  As a result of the above exchange of assets, the Company recorded a net reduction of oil and gas properties in the amount of $33,297.  This exchange of assets was accounted for as a nonmonetary exchange of assets in accordance with ASC 845.
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

On September 1, 2014 the Company was granted a three year lease extension at Project Indian.  This will allow the Company the appropriate time to complete the required Environmental Impact Review (EIR) to take the field into development.  The EIR is expected to take 12-18 months to complete.

Per ASC 932, these wells qualify as exploratory wells and review of the capitalized costs incurred to prove up reserves must to be evaluated in the period of one year after the completion of the drilling date.

Yowlumne

In May 2013, the Company entered into a one year lease for approximately 2,800 acres from AERA Energy, LLC. This acreage has been mapped using a combination of both 2D and 3D seismic, and is in close proximity to the Yowlumne oil field in Kern County, California. The Company is obligated to pay royalties to AERA Energy, LLC on oil and gas from all wells on the leased premises, and the royalty is a total of 20% of the market value. In August of 2013, the Company entered into an agreement to sell 75% of the interest in the Yowlumne lease, recouping approximately 85% of its cost, while retaining a 25% interest in the lease and operatorship.  Additionally, as part of this transaction, the Company retained 100% interest in the Yowlumne #2-26 well, which was originally drilled in 2008. After performing a workover job on this well, it has produced approximately 120 barrels of oil which were sold in December 2013. As of year-end 2013, the well had produced approximately 50 barrels of oil which were stored in a tank and valued at net realizable value on the balance sheet as product inventory. On July 11, 2014, the Company announced that it had ended its joint venture with Sojitz Energy Ventures.  In connection with the termination of the joint venture the Company entered into an agreement with Sojitz to exchange working interests in various properties.  Under the agreement the Company agreed to transfer its ownership interest in the Tejon project in exchange for Sojitzs' working interest in the Indian and Yowlumne projects.  After the transfer the Company owns 100% of the working interest in project Indian and 80% of the working interest at Yowlumne.  In addition to the transfer of working interests in the properties the Company and Sojitz agreed to settle certain amounts recorded as a receivable from Sojitz and a payable to Sojitz in the amounts of $22,507 and $97,451, respectively.  In connection with this transaction the Company incurred legal cost and fees related to land leases totaling $41,687.  As a result of the above exchange of assets, the Company recorded a net reduction of oil and gas properties in the amount of $33,297.  This exchange of assets was accounted for as a nonmonetary exchange of assets in accordance with ASC 845.

NOTE 4 – RESTRICTED CASH

Restricted cash consists of three Bonds totaling $70,000.  The Bonds are required in the normal course of business in the oil and gas industry.  The first two bonds totaling $45,000 were purchased in November 2013. The third bond purchased for $25,000 in May 2014 was required to move forward with work on the Indian Oil Development Project.  The bonds will not be released until after the project has been completed, all the wells are properly abandoned, and the property has been restored to its original condition.

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following at:

	2014	2013
Beginning balance at January 1,	$1,373,363	$159,833
Additions to capitalized exploratory well costs pending the determination of proved reserves	570,404	752,831
Reduction as a result of the Sojitz trade	(33,297)	0
Asset retirement obligation	17,517	0
Ending balance at September 30,	$1,927,987	$912,664

	September 30, 2014	December 31, 2013
Three notes payable to individuals, 10% interest, due January 1, 2014	$-	$300,000
Three notes payable to an entity for the financing of insurance premiums, unsecured; 14% interest, due December 2013; 14% interest, due February 2014; 11% interest, due August 2014	35,291	14,134
Two notes payable to individuals, 10% interest, originally due September 30, 2014, extended to October 30, 2014	500,000	-
Debt discount for 500,000 warrants issued with notes payable	(11,796)	-
	$523,495	$314,134

Interest expense for the quarter ended September 30, 2014 was $83,766. Of that amount, $1,302, relates to notes payable and insurance financing, $70,282 is amortization of debt discount, and $12,182 relates to interest accrued on the bridge loans. Interest expense for the quarter ended September 30, 2013 was $1,139.

In March 2014, the Company closed on a $500,000 bridge loan from two individuals. These notes have a 180 day term and bear interest of 10%.  Additionally the investors received 500,000 warrants to purchase the Company’s stock at $1.00 per share for a term of two years.  These loans were extended 30 days, now due October 30, 2014, with new terms on the warrants of $0.34 per share for the same two year term.  Due to the change in the terms of the warrants the Company recalculated the value of the warrants and recognized a gain on the extinguishment of $73,573.  Because the terms are substantially different, the change in terms has been accounted for as a debt extinguishment under ASC 470.

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

As approved by the Board of Directors, on September 4, 2012, the Company granted 4,000,000 stock options to two officers of the Company at $0.20 per share for terms of seven years. Of the total stock options, 1,000,000 vested immediately and the remaining vest equally over the next 3 years at the anniversary date of the employment agreements.  The total fair value of these options at the date of grant was estimated to be $599,974 and was determined using the Black-Scholes option pricing model with an expected life of 7 years, a risk free interest rate of 1.01%, a dividend yield of 0% and expected volatility of 254%.  During six months ended September 30, 2014, $112,495 was recorded as a stock based compensation expense.

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

The following is a summary of the status of all of the Company’s stock options as of June 30, 2014 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2013	4,000,000	$0.20	4.93
Granted on June 18, 2014	800,000	$0.55	6.72
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at September 30, 2014	4,800,000	$0.26	5.90
Exercisable at September 30, 2014	3,200,000	$0.22	4.22

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

In March 2014, the Company closed on a $500,000 180-day bridge loan with two investors. The loans bear interest of 10%. Additionally, the investors were granted a total of 500,000 stock warrants to purchase stock at $1.00 per share for a period of two years valued at $147,104. The total fair value of these warrant at the date of grant  was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.45%, a dividend yield of 0% and expected volatility of 333%.  During the quarter ended September 30, 2014, $2,450 was recorded as amortization of debt discount and included in interest expense.

In September, the 500,000 warrants issued on November 15, 2012 and 100,000 warrants issued September 2013 were exercised early at a reduced price of $0.34 per share.

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2014 and changes during the period ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2014	800,000	$0.72	0.86
Granted	500,000	$0.34	1.50
Exercised	(600,000)	$0.34	-
Cancelled	-	$0.00	-
Outstanding at September 30, 2014	700,000	$0.53	1.31
Exercisable at September 30, 2014	700,000	$0.53	0.61

NOTE 9 – SUBSEQUENT EVENTS

None.

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

Citadel has also started permitting two additional exploration wells on the Yowlumne acreage and expects to receive those drilling permits in the fourth quarter of 2014, with drilling to commence in the fourth quarter of 2014 or early 2015.  Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 14,000 feet.  Citadel currently has an 80% working interest in these exploration prospects and is the operator.

Currently at Project Indian, we have drilled and completed our first well (Indian #1-15). On May 5, 2014 we received our permit from the DOGGR for steam injection at Project Indian.   On July 11th, the Company announced it had ended its joint venture with Sojitz Energy Ventures at Project Indian.  As part of the agreement, Citadel now owns 100% of the working interest at Project Indian.   On August 13, 2014 the Company announced that it had completed a successful steam cycle on the Indian #1-15.  The cycle consisted of injected approximately 3,600 barrels of steam.  The Company then allowed the well to soak for approximately 7 days.  The well was then turned onto production.  After recovering approximately 50% of the injected steam volume, the well began to produce oil.  Oil production has gradually increased and produced in a range of 3-7 barrels per day.  The oil produced has been tested and is 11.6 degrees API in nature, with lower viscosity than traditional heavy oil.  This lower viscosity indicates that the oil is mobile at room temperature, which we believe improves the economics of this oil field.   On September 3, 2014 a judge from Monterey County Superior Court, issued a decision in favor of the Center for Biological Diversity (CBD) against the County of San Benito.  This ruling will require the preparation of an Environmental Impact Report (EIR) prior to further drilling at the Indian Oil Field.  As such the Company is working diligently with its engineers on the full field development plan for Project Indian, which will require several hundred wells for full field development.  We expect to begin the EIR process in the fourth quarter of 2014, and anticipate it will take all of 2015 to complete, with the goal of having an approved EIR in 2016.

On November 4, 2014 voters in San Benito County passed Measure J, an initiative that prevents the use of a non-exhaustive list of oil and gas production techniques including the use of steam injection.  The initiative was passed by a count of 5,021 to 3,733. In advance of the initiative passing, the county preemptively passed an ordinance allowing for exemptions from the application of the Measure when the application of the Measure would result in a taking.  A regulatory taking is a situation in which a government regulation limits the uses of private property to such a degree that the regulation effectively deprives the property owners of economically reasonable use or value of their property right to such an extent that it deprives them of utility or value of that property right, even though the regulation does not formally divest them of title to it. Accordingly, Citadel Exploration Inc. will provide the County of San Benito the ability to compensate the company for the diminished value at the Indian Oil Field based on the reasonable Unrisked Resource Potential the property would ultimately yield, or allow Citadel to proceed with full field development and steam injection under the exemption ordinance.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $3,466,139 for the period from inception (November 6, 2006) to September 30, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2014 and September 30, 2013

During the Three month period ended September 30, 2014 and 2013 we generated minimal revenue.

Operating expenses totaled $361,572 during the three month period ended September 30, 2014 which was an increase over the period ended September 30, 2013. Operating expenses consisted of general and administrative costs, amortization and depreciation, professional fees, and executive compensation. During the period ended September 30, 2013 the Company's operating expenses totaled $272,780.

Lease operating expenses increased from $7,949 to $30,223 from the three month period ended September 30, 2013 to the three month period ended September 30, 2014, due to the cyclic steam work at project Indian.

General and administrative fees decreased slightly from $81,063 to $78,340 from the three month period ended September 30, 2013 to the three month period ended September 30, 2014.

Professional fees increased from $45,065 to $117,563 from the three month period ended September 30, 2013 to the three month period ended September 30, 2014. The increase was primarily due to services provided to the Company for investor relations consulting, accounting, and legal.

Executive compensation decreased slightly from $136,624 to $127,456 from the three month period ended September 30, 2013 to the three month period ended September 30, 2014.

Results of Operations for the Nine Months Ended September 30, 2014 and September 30, 2013

During the nine month period ended September 30, 2014 and 2013 we generated minimal revenue.

Operating expenses totaled $1,186,386 during the nine month period ended September 30, 2014 which was an increase over the period ended September 30, 2013. Operating expenses consisted of general and administrative costs, amortization and depreciation, professional fees, and executive compensation. During the period ended September 30, 2013 the Company's operating expenses totaled $831,765.

General and administrative fees increased from $211,104 to $261,828 from the nine month period ended September 30, 2013 to the nine month period ended September 30, 2014. This increase was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees decreased from $250,720 to $212,615 from the nine month period ended September 30, 2013 to the nine month period ended September 30, 2014. The decrease was primarily due to services provided to the Company for accounting, consulting and legal.

Executive compensation increased from $355,755 to $638,931 from the nine month period ended September 30, 2013 to the nine month period ended September 30, 2014. The increase was primarily due to the fair value of the vested stock options and monthly salary as part of the employment agreements with two officers, and the value of the 800,000 stock options that were granted June 18, 2014.

Liquidity and Capital Resources

The Company established a capital budget for 2014 of approximately $2,000,000 for Project Indian, Yowlumne and additional lease acquisitions. We may revise our capital budget during the year as a result of acquisitions and/or drilling outcomes or significant changes in cash flows.

As of September 30, 2014, we had $74,249 of current assets, of this amount $16,596 was cash. The following table provides detailed information about the net cash flow for the quarters ended September 30, 2014 and September 30, 2013 as presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(517,908)	$(449,054)
Net cash used in investing activities	(590,380)	(911,710)
Net cash provided by financing activities	722,235	1,547,243
Net change in cash	(386,053)	186,479
Cash, beginning of period	402,649	112,580
Cash, end of period	$16,596	$299,059

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in investing activities consisted primarily of payment for drilling expenses on oil and gas properties of $590,380 on the Company’s properties.

Financing activities

The net cash provided by financing activities consisted primarily of cash provided from the issuance of two notes payable for $500,000, net of cash payments totaling $26,669, and from 600,000 warrants being exercised for the amount of $272,000.

As of September 30, 2014, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

Without cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully develop our Shallow Indian Oil Development Project, exploration drilling at the Yowlumne area and or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We received notice on July 10, 2013 that the Center for Biological Diversity (“CBD”) had filed a law suit against the County of San Benito regarding the approval of our drilling permits for our Project Indian. The Board of Supervisors of San Benito County voted 5-0 in favor of our application to drill 15 exploration wells on our Project Indian lease. We believe the actions taken by the CBD are unwarranted and will vigorously defend our property rights that have been granted to us via our lease agreement.  On September  4, 2014 a judge from Monterey County Superior Court, issued a decision in favor of the CBD.  This ruling will require the preparation of an Environmental Impact Report (EIR) prior to further drilling at the Indian Oil Field.

    On November 4, 2014 voters in San Benito County passed Measure J, an initiative that prevents the use of a non-exhaustive list of oil and gas production techniques including the use of steam injection.  The initiative was passed by a count of 5,021 to 3,733. In advance of the initiative passing, the county preemptively passed an ordinance allowing for exemptions from the application of the Measure when the application of the Measure would result in a taking.  A regulatory taking is a situation in which a government regulation limits the uses of private property to such a degree that the regulation effectively deprives the property owners of economically reasonable use or value of their property right to such an extent that it deprives them of utility or value of that property right, even though the regulation does not formally divest them of title to it.  Accordingly, Citadel Exploration Inc. will provide the County of San Benito the ability to compensate the company for the diminished value at the Indian Oil Field based on the reasonable Unrisked Resource Potential the property would ultimately yield, or allow Citadel to proceed with full field development and steam injection under the exemption ordinance.

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

Subsequent Stock Issuances

     None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended September 30, 2014.

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

CITADEL EXPLORATION, INC.

Date: November 14, 2014	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)