Form 10-Q/A
period 2014-09-30
Citadel Exploration, Inc.
filed 2014-11-17
CIK 1482075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q /A
Amendment No. 1

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

*Explanatory Note: This Quarterly Report is being amended for the sole purpose of adding the XBRL exhibit which was excluded from the initial filing due to an inadvertent error caused by the EDGAR/XBRL filing agent with respect to the Form 10-Q filed on November 14, 2014. No disclosure was changed as a result of this amendment.

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

CITADEL EXPLORATION, INC.

Date: November 17 , 2014	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)