Form 10-K
period 2014-12-31
Citadel Exploration, Inc.
filed 2015-04-16
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K

___________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission file number 000-54369

CITADEL EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1550482
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

417 31st Street, Unit A
Newport Beach, CA 92663
(Address of principal executive offices)

(949) 612-8040
(Registrant’s telephone number, including area code)

Securities registered pursuant to	Securities registered pursuant to
Section 12(b) of the Act:	Section 12(g) of the Act:
None	Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2014 (the last business day of the registrant's most recently completed second fiscal quarter) was $17,263,950 based on a share value of $0.55.

The number of shares of Common Stock, $0.001 par value, outstanding on April 15, 2015 was 32,814,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CITADEL EXPLORATION, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2014

Index to Report

on Form 10-K

PART IV

Item 15.	Exhibits, Financial Statement Schedules	40

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

  our ability to diversify our operations;
  exploration risks such as drilling unsuccessful wells;
  our ability to attract key personnel;
  our ability to operate profitably;
  our ability to efficiently and effectively finance our operations, and/or purchase orders;
  inability to achieve future sales levels or other operating results;
  inability to raise additional financing for working capital;
  inability to efficiently manage our operations;
  the inability of management to effectively implement our strategies and business plans;
  the unavailability of funds for capital expenditures and/or general working capital;
  the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
  deterioration in general or regional economic conditions;
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

Citadel currently owns a 100% working interest at Project Indian, in July of 2014 Citadel ended its prior joint venture with Sojitz Energy Ventures. There is a 20% royalty on the property owned by Vintage Petroleum, a wholly owned subsidiary of Occidental Petroleum Inc. In November of 2014 Occidental Petroleum Inc. spun off its California assets into a new public company called California Resources Corporation, which is listed on the New York Stock Exchange under the ticker CRC. CRC is now the mineral owner at Project Indian.

In January of 2014, Citadel drilled and completed the first well at Project Indian, the Indian #1-15, and conducted a successful steam cycle in June of 2014. The Indian #1-15 then produced 3 to 7 barrels per day over several weeks before production halted because the well was shut-in by an order of the Superior Court of the State of California-County of Monterey entitled Center for Biological Diversity v. San Benito County Case no. M123956 (hereinafter the “Case”).

In the Case, the Center for Biological Diversity, a non-governmental entity, petitioned the Court over the approval of Project Indian by the County of San Benito on a unanimous, 5-0 vote. Specifically, it argued that Project Indian required an Environmental Impact Report and not a Mitigated Negative Declaration which was the standard of environmental due diliegence required by the County before its unanimous approval of the Project. The Court approved the petition in a judgment entered on September 4, 2014, and ruled that Citadel was required to obtain an environmental impact report before commencing further at Project Indian .

Then, on November 4, 2014 Measure J was passed by a majority of participating, registered voters in the County of San Benito. Measure J bans hydraulic fracturing and other stimulation techniques defined as “high intensity petroleum operations” by the Measure, including cyclic steam injection. Citadel believes the passing of Measure J constitutes a regulatory taking of property and is preempted by the State of California. At this time there is no certainty that we will be able to develop the Indian Oil Field.

PROJECT YOWLUMNE

In May 2013, we leased approximately 2,800 acres from AERA Energy, LLC (“Aera”). This acreage has been mapped using a combination of both 2D and 3D seismic, and is in close proximity to the Yowlumne oil field in Kern County, California. The Company is obligated to pay a 20% royalty to Aera. In August of 2013, the Company entered into an agreement to sell 55% of the interest in the Yowlumne lease, recouping approximately 85% of its cost, while retaining a 25% interest in the lease and operatorship. In July of 2014 the Company ended its joint venture with Sojitz Energy Ventures retaining Sojitz’s 55% interest in the Yowlumne lease, therefore increasing Citadel’s ownership to 75% in the Yowlumne lease.

Additionally, as part of this transaction, the Company retained 100% interest in the Yowlumne #2-26 well, and the 160 acres surrounding the well bore. The Yowlumne #2-26 was first drilled in 2008 under supervision of Citadel CEO, Armen Nahabedian, during his previous tenure with his family’s oil company. Although the well tested oil at that time, the well was left idle for 5 years as lease issues prevented operations on the well until the appropriate curative measures could be taken.

In December of 2014, Citadel began a work-over on the Yowlumne #2-26 well including installation of a new pump in February of 2015. The well has been producing approximately 20- 25 barrels per day (32 degree API quality) since the beginning of March. Citadel is in the final stages of the CEQA process to permit two additional exploration wells on the Yowlumne acreage and expects to receive those drilling permits in the second quarter of 2015, with drilling to commence in the third quarter of 2015. Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 15,000 feet. Citadel currently has a 75% working interest in these exploration prospects and is the operator.

Oil and Natural Gas Industry Overview

Oil and natural gas prices have been extremely volatile over the past twelve months and are currently at five year lows.. Based on worldwide supply and demand projections and the potential for instability in areas that currently provide a large proportion of the world’s petroleum, we believe that prices are likely to remain volatile for the foreseeable future. We believe that this presents both a tremendous challenge and opportunity for our Company to grow quickly. We have assembled an experienced senior team of professionals to evaluate, acquire and manage available prospects. The experience of this team and its ability to quickly and accurately evaluate prospects and subsequently apply modern exploration, development and production techniques should be key to our company’s success. A number of factors, including high product prices, the ease and availability of capital, and the influx of that capital into the oil and natural gas sector has resulted in tremendous competition for prospects, people, equipment and services in recent years. We believe that our planned ability to quickly and accurately assess opportunities worth pursuing, to negotiate the best possible terms and to attract the people, equipment and services required to finance and effect the projects should constitute a competitive advantage. Our goal is to grow our Company and increase stockholder value in a favorable petroleum pricing environment. We believe a focus on oil and gas will result in success and growth through added reserves and cash flow which will, in turn, provide a base for further growth and increases in stockholder value.

Our Business Strategy

Our principal strategy has been to focus on the acquisition and drilling of prospective oil and natural gas mineral leases. Once we have tested a prospect as productive, subject to availability of capital,we will implement a development program with a regional operating focus in order to increase production and increase returns for our stockholders. Exploration, acquisition and development activities are currently focused in California. Depending on availability of capital, and other constraints, our goal is to increase stockholder value by finding and developing oil and natural gas reserves at costs that provide an attractive rate of return on our investments. The principal elements of our business strategy are:

•	Develop Our Existing Properties. We intend to create reserve and production growth from our drilling locations we have identified on our property. The expected ultimate recovery and production rates of our properties, are anticipated to yield long-term profitability.

•	Maximize Operational Control. We seek to operate our properties and maintain a substantial working interest. We believe the ability to control our drilling inventory will provide us with the opportunity to more efficiently allocate capital, manage resources, control operating and development costs, and utilize our experience and knowledge of oilfield technologies.

•	Pursue Selective Acquisitions and Joint Ventures. We believe we are well-positioned to pursue selected acquisitions, subject to availability of capital, from the fragmented and capital-constrained owners of mineral rights throughout California.

•	Reduce Unit Costs Through Economies of Scale and Efficient Operations. As we increase our oil production and develop our existing property, we expect that our unit cost structure will benefit from economies of scale. In particular, we anticipate reducing unit costs by greater utilization of our existing infrastructure over a larger number of wells.

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

Governmental Regulations

Regulation of Oil and Natural Gas Production. Our oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, some states in which we may operate, including California, require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, well stimulation techniques such as hydraulic fracturing, acid matrix stimulation, cyclic steam injection and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. Moreover, such states may place burdens from previous operations on current lease owners, and the burdens could be significant. The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

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

Personnel

We currently have two full-time employees, our Chief Executive Officer and our Chief Financial Officer. As production and drilling activities increase or decrease, we may have to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, legal services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in or perceptions regarding supply and demand. Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. For example, natural gas and oil prices declined significantly in late 2008 and 2009 and, for an extended period of time, remained substantially below prices obtained in previous years. Among the factors that can cause this volatility are:

  worldwide or regional demand for energy, which is affected by economic conditions;
  the domestic and foreign supply of natural gas and oil;
  weather conditions;
  domestic and foreign governmental regulations;
  political conditions in natural gas and oil producing regions;
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

The natural gas and oil business involves a variety of operating risks, including:

  fires;
  explosions;
  blow-outs and surface cratering;
  uncontrollable flows of oil, natural gas, and formation water;
  natural disasters, such as hurricanes and other adverse weather conditions;
  pipe, cement, or pipeline failures;
  casing collapses;
  embedded oil field drilling and service tools;
  abnormally pressured formations; and
  environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If we experience any of these problems, it could affect well bores, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

  injury or loss of life;
  severe damage to and destruction of property, natural resources and equipment;
  pollution and other environmental damage;
  clean-up responsibilities;
  regulatory investigation and penalties;
  suspension of our operations; and
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

  location and density of wells;
  the handling of drilling fluids and obtaining discharge permits for drilling operations;
  accounting for and payment of royalties on production from state, federal and Indian lands;
  bonds for ownership, development and production of natural gas and oil properties;
  transportation of natural gas and oil by pipelines;
  operation of wells and reports concerning operations; and
  taxation.

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
  Disclose certain price information about the stock;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We received notice on or about July 10, 2013 that the Center for Biological Diversity (“CBD”) had filed a law suit against the County of San Benito regarding the approval of Project Indian which is described more fully, above, as the “Case”. The Board of Supervisors voted 5-0 in favor of our application to drill 15 exploration wells on our Project Indian lease. The Court approved the petition in a judgment entered on September 4, 2014, and ruled that Citadel was required to obtain an environmental impact report before commencing Project Indian. Thereafter, the Court awarded the petitioner $347,969 as attorney’s fees and costs against the County of San Benito and Citadel, jointly and severally. The Company is in the process of appealing this decision. At this time management is unable to estimate the minimum liability that may be incurred if any as a result of the outcome of this appeal and therefore has made no provision in the financial statements for liability related to this case.

On November 4, 2014 voters in the County of San Benito passed Measure J which bans hydraulic fracturing and other stimulation techniques defined as “high intensity petroleum operations” by the Measure, including steam injection. The initiative was passed by a count of 8,034 to 5,605. In advance of the initiative passing, the County preemptively passed an ordinance allowing for exemptions from the application of the Measure in the event the Measure would result in a taking. A regulatory taking is a situation in which a government regulation limits the uses of private property to such a degree that the regulation effectively deprives the property owners of economically reasonable use or value of their property right to such an extent that it deprives them of utility or value of that property right, even though the regulation does not formally divest them of title to it. Accordingly, Citadel Exploration Inc. will provide the County of San Benito the ability to compensate the company for the diminished value at the Indian Oil Field based on the reasonable Unrisked Resource Potential the property would ultimately yield, or allow Citadel to proceed with full field development and steam injection under the exemption ordinance.

On February 27th, 2015, Citadel sued the County of San Benito on the basis that Measure J and its enabling ordinance are preempted by the law of the State of California. Specifically, the complaint alleges that the power and authority to regulate the down-hole operations of oil and gas exploration and production is vested exclusively in the Division of Oil, Gas, and Geothermal Resources of the Department of Conservation. It further alleges that the County’s Measure and its ordinance are preempted by State law as the regulation of down-hole operations is exclusively a State function, and that the County lacks the power and authority to regulate down-hole operations.On April 3, 2015 Citadel dismissed the complaint, without prejudice. At this time Citadel has reserved its rights, with respect to the Indian Oil Field, including claims for inverse condemnation.

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

	2014		2013
	BID PRICES		BID PRICES
	High	Low	High	Low
1st Quarter	$0.50	$0.32	$0.40	$0.25
2nd Quarter	$0.55	$0.31	$1.50	$0.15
3rd Quarter	$0.45	$0.10	$1.22	$0.42
4th Quarter	$0.25	$0.10	$0.89	$0.46

Holders of Common Stock

As of April 14, 2015, we had approximately 81 stockholders of record of the 32,814,000 shares outstanding.

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

  our financial condition;
  earnings;
  need for funds;
  capital requirements;
  prior claims of preferred stock to the extent issued and outstanding; and
  other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

On September 1, 2012, we adopted the 2012 Stock Incentive Plan. We have reserved for issuance an aggregate of 10,000,000 shares of common stock under our 2012 Stock Incentive Plan. To date, 4,800,000 options and no shares of common stock have been granted under this plan.

Recent Sales of Unregistered Securities

In December 2014, the Company approved the issuance of 500,000 common stock shares for engineering, legal, accounting and marketing services performed in the fourth quarter of 2014.

In March of 2015, the Company approved the issuance of 1,400,000 common stock shares and issued 25,000 shares recorded as a stock payable at December 31, 2014, for the conversion of a $100,000 promissory note, plus accrued interest of $2,164 and an additional capital investment of $107,835, all at $0.15 per share.

In March of 2015, the Company issued 25,000 shares of common stock to settle the stock payable of $2,250 recorded as of December 31, 2014.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable, as we are considered a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Background

Citadel Exploration, Inc. is a development stage company which was incorporated in the State of Nevada in December of 2009. On February 28, 2011, we entered into an agreement for the acquisition of 100% of the membership interest of Citadel Exploration, LLC (“CEL”), a California limited liability company.

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

In December of 2014, Citadel began a work-over on the Yowlumne #2-26 well including installation of a new pump in February of 2015. The well has been producing approximately 20- 25 barrels per day (32 degree API gravity) since the beginning of March 2015. Citadel is in the final stages of the CEQA process to permit two additional exploration wells on the Yowlumne acreage and expects to receive those drilling permits in the second quarter of 2015, with drilling to commence in the third quarter of 2015. Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 15,000 feet. Citadel currently has a 75% working interest in these exploration prospects and is the operator.

Currently at Project Indian, we have drilled and completed our first well (Indian #1-15). On May 5, 2014 we received our permit from the California Division of Oil, Gas & Geothermal Resources for steam injection at Project Indian. On July 11th, the Company announced it had ended its joint venture with Sojitz Energy Ventures at Project Indian. As part of the agreement, Citadel now owns 100% of the working interest at Project Indian. On August 13, 2014 the Company announced that it had completed a successful steam cycle on the Indian #1-15. The cycle consisted of injected approximately 3,600 barrels of steam. The Company then allowed the well to soak for approximately 7 days. The well was then turned onto production. After recovering approximately 50% of the injected steam volume, the well began to produce oil. Oil production gradually increased and produced in a range of 3-7 barrels per day. The oil produced has been tested and is 11.6 degrees API in nature, with lower viscosity than traditional heavy oil. This lower viscosity indicates that the oil is mobile at room temperature, which we believe improves the economics of this oil field.

On September 4, 2014, a judgment was entered that Citadel was required to obtain an environmental impact report before commencing Project Indian. This ruling will require the preparation of an Environmental Impact Report prior to further drilling and production at the Indian Oil Field. As such the Company is working diligently with its engineers on the full field development plan for Project Indian, which will require several hundred wells for full field development.

On November 4, 2014 voters in the County of San Benito passed Measure J which bans hydraulic fracturing and other stimulation techniques defined as “high intensity petroleum operations” by the Measure, including cyclic steam injection. The initiative was passed by a count of 8,034 to 5,605. In advance of the initiative passing, the County preemptively passed an ordinance allowing for exemptions from the application of the Measure in the event the Measure would result in a taking. A regulatory taking is a situation in which a government regulation limits the uses of private property to such a degree that the regulation effectively deprives the property owners of economically reasonable use or value of their property right to such an extent that it deprives them of utility or value of that property right, even though the regulation does not formally divest them of title to it. Accordingly, Citadel Exploration Inc. will provide the County of San Benito the ability to compensate the company for the diminished value at the Indian Oil Field based on the reasonable Unrisked Resource Potential the property would ultimately yield, or allow Citadel to proceed with full field development and cyclic steam injection under the exemption ordinance.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the exploration stage and, accordingly, has not generated any significant revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $1,609,957 for the year ended December 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended December 31, 2014 we generated minimal revenue. During the year ended December 31 2013, we generated $9,223 in revenue from oil sales.

Operating expenses totaled $1,522,508 during the year ended December 31, 2014 as compared to $1,189,375 in the prior year ended December 31, 2013. Operating expenses primarily consisted of executive compensation, professional fees and general and administrative expenses in the year ended December 31, 2014.

General and administrative fees increased $31,897 from the year ended December 31, 2013 to the year ended December 31, 2014. This increase was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees decreased $62,898 from the year ended December 31, 2013 to the year ended December 31, 2014. The decrease was primarily due to a decrease in services provided to the Company for accounting, consulting and legal.

Executive compensation increased $342,899 from the year ended December 31, 2013 to the year ended December 31, 2014. The increase was primarily due to the fair value of the vested stock options and monthly salary as part of the employment agreements with two officers, and the value of the 800,000 stock options that were granted June 18, 2014 to the Board of Directors.

Liquidity and Capital Resources

The Company has not yet established a capital budget for 2015. Given the current state of depressed oil prices, the Company is currently evaluating multiple acquisitions. If or when the Company makes an acquisition, at that time we will establish our capital budget for the balance of 2015. We may revise our capital budget during the year as a result of acquisitions and/or drilling outcomes or significant changes in cash flows.

As of December 31, 2014, we had $312,274 of current assets, of this amount $270,298 was cash. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Net cash used in operating activities	$(615,675)	$(606,389)
Net cash used in investing activities	(682,313)	(1,227,189)
Net cash provided by financing activities	1,165,637	2,123,647
Net increase (decrease) in cash	(132,351)	290,069
Cash, beginning of year	402,649	112,580
Cash, end of year	$270,298	$402,649

Investing activities

Net cash used in investing activities was $682,313 for the year ended December 31, 2014. The net cash used in investing activities consisted primarily of payments for drilling expenses on oil and gas properties.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2014 was $1,165,637. The net cash provided by financing activities consisted of cash provided from a strategic financing agreement totaling $300,000, the issuance of two notes payable for $670,268, proceeds from sale the of common stock of $272,000, net of cash payments totaling $76,631.

As of December 31, 2014, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

Without cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully develop our projects, or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Contractual Obligations

An operating lease for rental office space was entered into beginning March 1, 2013 for two years at $2,150 per month. The original lease was amended to include additional space at a price of $1,100 per month for the same term.  For the year ended December 31, 2015, the Company is obligated to pay $6,500 to satisfy the terms of the lease.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-20 of this Form 10-K.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

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

Name	Age	Title	Director Since
Armen Nahabedian	36	Chief Executive Officer, President & Director	8/9/2011
Daniel Szymanski	52	Chairman of the Board	5/3/2011
Philip J. McPherson	40	Chief Financial Officer, Secretary, Treasurer & Director	9/1/2012
Jim Walesa	54	Director	9/1/2014
James Borgna	36	Director	5/3/2011

Armen Nahabedian, 36, President, Chief Executive Officer, and a Director: Mr. Nahabedian is a fourth generation oil and gas explorer in the state of California. In 1999, Mr. Nahabedian joined the United States Marine Corp as an infantryman and reached the rank of Corporal (E-4) before serving in operation Iraqi Freedom and receiving an honorable discharge in 2003. Mr. Nahabedian immediately thereafter went to work in the oil fields of the South San Joaquin Valley for his family’s oil company, The Nahabedian Exploration Group. After early success in his exploration efforts Mr. Nahabedian became a regional supervisor and managed the drilling operations for some of the deepest exploratory wells drilled in the state of California from 2004 through 2007. In 2007, Mr. Nahabedian then joined The Nahabedian Exploration Group as a partner and supervised land acquisition efforts (over 750,000 acres leased or optioned) and prospect generation. Mr. Nahabedian continued to act as an operational supervisor and in 2009, he became involved in business development and finance. Acting as the company’s primary fund raiser Mr. Nahabedian educated his self in public financing and securities and with the assistance of an experienced legal team formed Citadel Exploration, Inc. in 2011.

Daniel L. Szymanski, 52, Chairman of the Board: Dan Szymanski comes to the board of Citadel Exploration, Inc. with over 20 years of industry experience, including exploration and production assignments with Tenneco and Chevron, and worldwide exploration with Occidental. Dan served as Manager of Business Development, then Manager-Financial Planning and Analysis at Oxy's Headquarters in LA. His final role at Oxy was Asset Manager for 42 oil and gas fields producing in California’s San Joaquin and Sacramento Valleys. Since 2008, Dan has been a consultant to the oil and gas industry and partner in a seismic data firm. Mr. Szymanski has a Bachelors degree in Geology from the University of Wisconsin and a Masters in Geophysics from Purdue.

Philip J. McPherson, 40, Chief Financial Officer and Director: Mr. McPherson joined Citadel Exploration in September of 2012 with nearly two decades of experience in the capital markets and financial services sectors.  He started his career as a retail stock broker with Mission Capital in 1997 and became partner before it was acquired by oil and gas boutique C. K. Cooper & Company. At C.K. Cooper,Mr. McPherson was a research analyst specializing in small cap exploration & production companies.  In 2007, he joined Global Hunter Securities as a partner and managing director of the energy research group. During his Wall Street career, Mr. McPherson was presented the Wall Street Journal “Best on the Street” Award was named a Zack’s 5-Start Analyst for three consecutive years.  He is a recognized expert on California E&P firms. Mr. McPherson received his Bachelors in Economics from East Carolina University.

James Walesa, 54 Director:  Mr. Walesa has more than three decades of experience in financial services with an emphasis on the energy industry. He started in 1982 with First Investors (FIC) as a registered representative in Chicago and became the youngest vice president in firm history at age 26. He left FIC to form Asset Management & Protection Corporation (AMPC) in May 1988. AMPC started from scratch and today manages over $500 million. Mr. Walesa entered the energy industry in 1992 in the Permian Basin. He and some of his clients were original investors in Basic Energy Services (BAS: NYSE) and Southwest Royalties, now part of Clayton Williams Energy (CWE: NYSE). He is also a founding member of the Offshore Energy Center in Galveston, Texas. Mr. Walesa and AMPC clients continue to provide startup capital for energy related companies and was an original investor in Citadel’s first offering. Mr. Walesa previously served on the board of NASDAQ-traded Financial Assurance and several private companies. He was the Chicago Chairman for the National Multiple Sclerosis Society and is a member of the Alzheimer’s Alois Society in recognition of his leadership and support of the Alzheimer’s Association to prevent and cure dementia related disease.

James Borgna, 36, Director: Mr. Borgna is a third generation oil and gas industry supplier and producer. Mr. Borgna currently owns and operates KVOS LLC which supplies production facilities and process equipment in California.  Mr. Borgna specializes in scalable facilities that are fabricated work in-house. Mr. Borgna has supervised the fabrication of oil and gas facilities for many of the major operators in the San Joaquin Basin. Mr. Borgna gained valuable experience with project management, facilities design, and gained familiarity with permitting guidelines and restrictions. Prior to joining his family in the oil and gas industry Mr. Borgna served six years in the United States Navy and achieved the rank of E-5.

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

Summary Compensation

During the year ended December 31, 2012, we entered into employment contracts with both our CEO and CFO on September 1, 2012. The contract calls for each to receive a base salary of $10,000 per month for the first 12 months. The base salary shall increase to $15,000 per month for the next 12 month period and then increase to $20,000 per month for the final 12 months of the three year contract. As of the date of the salary increase, the CEO and CFO have deferred payment of approximately $5,000 per month of salary during the second year of the contract and $10,000 per month of salary during the third year of the contract. The CEO and CFO are also entitled to quarterly and annual bonuses upon reaching mutually agreeable objectives set by Employer and Employee. The CEO and CFO shall be entitled to receive and or participate in all benefit plans and programs of Employer currently existing or hereafter made available to executives and or senior management of the Employer.

Summary Compensation Table

The table below summarizes the total compensation earned by our Executive Officers but does not account for deferred compensation as discussed above, for the last two fiscal years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Armen Nahabedian,	2014	200,000	-0-	-0-	56,944	-0-	-0-	-0-	256,944
Chief Executive Officer, President, and Director (1)	2013	140,000	-0-	-0-	74,997	-0-	-0-	-0-	214,997

Philip McPherson	2014	200,000	-0-	-0	56,944	-0-	-0-	-0-	256,944
Chief Financial Officer, Secretary, Treasurer, and Director (2)	2013	140,000	-0-	-0	74,997	-0-	-0-	-0-	214,997

(1)	Mr. Nahabedian was appointed Chief Executive Officer, President, and a Director of the Company on August 9, 2011.
(2)	Mr. McPherson was appointed Chief Financial Officer, Secretary, Treasurer, and a Director of the Company on September 1, 2012.

Termination of Employment

Pursuant to the terms of the employment contracts for the company’s CEO and CFO, in the event of a change of control the CEO and CFO are entitled to two years of current monthly salary and two years of medical insurance. Additionally all unvested stock options immediately vest.

Option Grants in Last Fiscal Year

On June 18, 2014 the Board of Directors approved the granting of 200,000 stock options at $0.55 per share for a term of seven years to four of the five board members. These stock options were granted under the current 2012 Stock Incentive Plan for up to 10,000,000 shares. Currently the Company has granted 4,800,000 shares under this plan.

Director Compensation

As a result of having limited capital resources we do not currently have an established compensation package for our board members. Therefore the Board of Directors approved issuing 200,000 stock options at $0.55 per share in 2014 as compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 15, 2015 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 32,814,000 shares of common stock outstanding.

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

Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name and address of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned

Common	Armen Nahabedian, Chief Executive Officer, President & Director	4,421,500	13.0%
Common	Daniel L. Szymanski, Chairman of the Board	250,000	1.0%
Common	Philip J. McPherson, CFO & Director	2,030,000	6.0%
Common	James Walesa, Director(2)	2,059,364	6.0%
Common	James Borgna, Director	200,000	0.9%
Common	Vahagn Nahabedian	4,000,000	12.0%

	All Beneficial Owners as a Group	12,960,864	39.0%
(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Parties’ address is care of the Company at 417 31st St. Unit A, Newport Beach, CA 92663
(2)	Includes 1,425,000 shares owned by Cibolo Creek Partners of which Mr. Walesa is a member.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the year ended December 31, 2014, the Company made the following purchases from entities considered related parties; $39,199 for oil field equipment and services from KVOS, LLC. KVOS is owned by James Borgna, who is a member of our Board of Directors.

In December 2014, we entered an agreement with Jim Walesa and Cibolo Creek Partners to fund $300,000 towards the Yowlumne #2-26 recompletion. In this agreement Mr. Walesa and Cibolo Creek will receive 75% of the net revenue after expenses, until they have received $300,000 in payment. Upon full repayment, Mr.Walesa and Cibolo Creek will receive a 3% royalty on the well. Mr. Walesa is currently on the Board of Directors of Citadel and a member of Cibolo Creek Partners.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth the fees paid or accrued by us for the audit and other services provided by De Joya Griffith, LLC for the audit of our annual financial statements for the years ended December 31, 2014 and December 31, 2013:

	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013

Audit Fees(1)	$25,500	$22,500
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$25,500	$22,500

(1)	Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

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

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the "Index to Financial Statements" at page are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	ending	Exhibit	date
3(i)(a)	Articles of Incorporation of Citadel Exploration, Inc.		S-1		3(i)(a)	2/11/10
3(i)(b)	Certificate of Amendment – Name Change – Dated March 3, 2011		8-K		3(i)(b)	3/10/11
3(i)(c)	Certificate of Change – Dated March 3, 2011		8-K		3(i)(c)	3/10/11
3(ii)(a)	Bylaws of Citadel Exploration, Inc.		S-1		3(ii)(a)	2/11/10
10.1	Membership Purchase Agreement and Plan of Reorganization– Dated February 28, 2011		8-K		2.1	3/31/11
10.2	Addendum No. 1 to Membership Purchase Agreement and Plan of Reorganization – Dated April 27, 2011		8-K		2.2	5/3/11
10.3	Letter Agreement – Dated February 22, 2012		8-K		10.1	3/22/12
10.4	Bridge Loan Agreement		8-K		10.4	4/4/14
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.2	Presentation – Dated November 10, 2011		8-K		EX. 99.2	11/15/12

101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EXPLORATION, INC.

By: /s/Armen Nahabedian

Armen Nahabedian, President

Date: April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Armen Nahabedian	Chief Executive Officer (Principal Executive Officer), President, and Director	April 15, 2015
Armen Nahabedian

/s/Philip J. McPherson	Chief Financial Officer (Principal Financial Officer) Secretary, Treasurer, and Director	April 15, 2015
Philip J. McPherson

/s/Daniel L. Szymanski	Chairman of the Board	April 15, 2015
Daniel L. Szymanski

/s/James Walesa	Director	April 15, 2015
James Walesa

/s/James Borgna	Director	April 15, 2015
James Borgna

CITADEL EXPLORATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 AND 2013

Office Locations Las Vegas, NV New York, NY Pune, India Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Citadel Exploration, Inc.

We have audited the accompanying consolidated balance sheets of CITADEL EXPLORATION, Inc. and subsidiary (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citadel Exploration, Inc. and subsidiary of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, NV

April 14, 2015

CITADEL EXPLORATION, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$270,298	$402,649
Other receivable	1,209	40,660
Prepaid expenses	35,886	41,589
Product inventory	4,881	4,881
Total current assets	312,274	489,779
Deposits	4,900	4,000
Restricted cash	45,000	45,000
Oil and gas properties	2,042,054	1,373,363
Fixed assets, net	25,927	12,633
Total assets	$2,430,155	$1,924,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$604,558	$435,332
Accrued interest payable	—	8,316
Notes payable, net	592,533	314,134
Derivative liability	13,308	—
Total current liabilities	1,210,399	757,782
Asset retirement obligation	48,923	31,407
Production payment liability	300,000	—
Total liabilities	$1,559,322	$789,189

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized,31,389,000 and 28,949,823 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	31,389	28,950
Additional paid-in capital	4,673,497	3,332,982
Accumulated deficit	(3,836,303)	(2,226,346)
Share subscription payable	2,250	—
Total stockholders’ equity	870,833	1,135,586
Total liabilities and stockholders’ equity	2,430,155	1,924,775

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	For the years
	ended
	December 31,
	2014	2013

Revenue	$19	$9,223

Operating expenses:
Lease operating expense	103,883	85,335
Geological and geophysical expense	2,396	6,304
General and administrative	326,991	295,094
Depreciation, amortization and accretion	14,976	8,381
Professional fees	255,173	318,071
Executive compensation	819,089	476,190
Total operating expenses	1,522,508	1,189,375
Other expenses:
Gain – other	8,316	—
Gain – notes payable settlement	33,545	—
Gain – debt extinguishment	73,573	—
Interest expense	(202,902)	(216,748)
Total other expenses	(87,468)	(216,748)

Net loss before provision for income taxes	(1,609,957)	(1,396,899)

Provision for income taxes	—	1,600

Net loss	$(1,609,957)	$(1,398,499)

Weighted average number of common shares	29,370,223	27,484,783
outstanding - basic

Net loss per common share - basic	$(0.05)	$(0.05)

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(AUDITED)

			Additional			Total
	Common Shares		Paid-In	Stock	Accumulated	Equity
	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, December 31, 2012	22,613,000	$22,613	$740,352	—	$(827,847)	$(64,882)

Shares issued for cash	5,104,183	5,104	1,913,852	—	—	1,918,956
Shares issued for settlement of notes payable	912,640	913	331,885	—	—	332,798
Shares issued for services	320,000	320	103,149	—	—	103,469
Warrants issued with notes payable	—	—	93,750	—	—	93,750
Stock option compensation	—	—	149,994	—	—	149,994
Net loss	—	—	—	—	(1,398,499)	(1,398,499)
Balance at December 31, 2013	28,949,823	$28,950	$3,332,982	—	$(2,226,346)	$1,135,586

Shares issued for settlement of notes payable	559,092	559	272,745	—	—	273,304
Shares issued for services	205,085	205	114,133	—	—	114,338
Shares issued for services	875,000	875	182,625	—	—	183,500
Warrants issued with notes payable	—	—	85,325	—	—	85,325
Stock option compensation	—	—	414,487	—	—	414,487
Debt/warrant conversion	800,000	800	271,200	—	—	272,000
Share subscription payable	—	—	—	2,250	—	2,250
Net loss	—	—	—	—	(1,609,957)	(1,609,957)
Balance at December 31, 2014	31,389,000	$31,389	$4,673,497	2,250	$(3,836,303)	$870,833

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the years
	ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,609,957)	$(1,398,499)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation, amortization and accretion	14,976	8,381
Amortization of debt discount	159,083	178,267
Non cash interest expense	—	22,500
Gain – other	(8,316)	—
Gain – notes payable settlement	(33,545)	—
Gain – debt extinguishment	(73,573)
Executive stock based compensation expense	414,487	149,994
Lease abandonment expense	36,162	—
Non-employee stock based compensation	297,388	116,000
Changes in operating assets and liabilities:		—
Decrease (Increase) in other receivable	61,958	(33,407)
Decrease in prepaid expenses	6,153	32,871
Increase in product inventory	—	(4,881)
Increase in deposits	(900)	(4,000)
Increase in accounts payable and accrued liabilities	80,725	332,894
Increase (decrease) in accrued interest payable	39,648	(6,508)
Net cash used in operating activities	(615,675)	(606,389)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase oil and gas properties	(654,148)	(1,182,189)
Purchase of fixed assets	(28,165)	—
Restricted cash	—	(45,000)
Net cash used in investing activities	(682,313)	(1,227,189)
CASH FLOWS FROM FINANCING ACTIVITIES
Production advance	300,000	—
Proceeds from sale of common stock, net of costs	272,000	1,906,425
Proceeds from notes payable	670,268	300,000
Repayments of notes payable	(76,631)	(82,778)
Net cash provided by financing activities	1,165,637	2,123,647

NET CHANGE IN CASH	(132,351)	290,069

CASH AT BEGINNING OF YEAR	402,649	112,580

CASH AT END OF YEAR	$270,298	$402,649

SUPPLEMENTAL INFORMATION:
Interest paid	$(2,450)	$(3,200)
Income taxes paid	$—	$(3,200)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing of insurance	$70,268	$65,176
Issuance of common stock for settlement of notes payable and accrued interest	$2,038,452	$310,298
Asset retirement obligation	$48,923	$1,407
Accounts payable related to property exchange	$97,451	$—
Other receivables related to property exchange	$22,507	$—

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.

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

Principles of consolidation

For the years ended December 31, 2014 and 2013, the consolidated financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC.   All significant intercompany balances and transactions have been eliminated.   Citadel Exploration, Inc. and Citadel Exploration, LLC will be collectively referred herein to as the “Company”.

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

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Concentrations of credit risk

Financial instruments that subject the Company to credit risk could consist of cash balances maintained in excess of federal depository insurance limits. The Company maintains its cash and cash equivalent balances with high credit quality financial institutions. At times, cash and cash equivalent balances may be in excess of Federal Deposit Insurance Corporation limits. To date, the Company has not experienced any such losses.

Restricted cash

The Company has two bonds at financial institutions to meet financial bonding requirements in the state of California. As of December 31, 2014, restricted cash totaled $45,000.

Debt discount

The Company records debt discount as a contra liability account and is presented net of the associated note payable. The discount is amortized over the life on the note payable using the straight line method because the straight line method approximates the effective interest method.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The net operating loss carryforward for the year ended December 31, 2014 is $3,915,575 and the deferred tax asset is $1,330,049. The Company maintains a full valuation allowance for the deferred tax asset of $1,330,049.

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2014 and 2013, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2014 and 2013, $0 and $1,600 of income tax expense has been recorded.

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through March 2015 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the exploration stage and, accordingly, has not yet generated significant revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred a net loss for period ended December 31, 2014 of $1,609,957. In addition, the Company’s exploration activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 –PREPAID EXPENSES

As of December 31, 2014 and 2013, the Company had prepaid insurance totaling $23,849 and $33,104 respectively. The prepaid insurance will be expensed on a straight line basis over the remaining life of the insurance policies. During the years ended December 31, 2014 and 2013, the Company recorded $54,702 and $47,681 of insurance expenses. As of December 31, 2014 and 2013, the Company had prepaid expenses of $7,037 and $3,485 respectively before services were rendered. As of December 31, 2014 and 2013, the Company had a prepaid deposit of $5,000 and $5,000 respectively for leased office space.

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

(AUDITED)

NOTE 4 – OIL AND GAS PROPERTIES

The costs capitalized in oil and gas properties as of December 31, 2014 and 2013 are as follows:

	2014	2013
Exploration	$ 2,042,054	$ 1,373,363

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

On February 22, 2012, the Company sold 40% of its interest in the property disclosed above in exchange for $350,000 to its joint venture partner. The Company recorded a gain on the sale of the partial interest totaling $267,856. Drilling commenced on this property in January 2014, the Indian #1-15 was drilled and cased with Citadel paying 100% of the costs.

On May 5, 2014 the Company received its steam injection permit from DOGGR, and then commenced cyclic steam operations in June.

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

On August 13, 2014 the Company announced that it had completed a successful steam cycle on the Indian #1-15. The cycle consisted of injected approximately 3,600 barrels of steam. The Company then allowed the well to soak for approximately 7 days. The well was then turned onto production. After recovering approximately 50% of the injected steam volume, the well began to produce oil. Oil production has gradually increased and produced in a range of 3-7 barrels per day. The oil produced has been tested and is 11.6 degrees API in nature, with lower viscosity than traditional heavy oil. This lower viscosity indicates that the oil is mobile at room temperature, which we believe improves the economics of this oil field. Upon shutting down operations on the Indian #1-15 well, the produced oil was moved to our production facilities at Yowlumne. In September of 2014, we discovered that oil had been stolen from our Yowlumne production facilities, and subsequently contacted the police and filed a police report. To date, this matter has not been resolved.

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

(AUDITED)

NOTE 4 – OIL AND GAS PROPERTIES (CONTINUED)

We received notice on or about July 10, 2013 that the Center for Biological Diversity (“CBD”) had filed a law suit against the County of San Benito regarding the approval of Project Indian which is described more full, above, as the “Case”. The Board of Supervisors voted 5-0 in favor of our application to drill 15 exploration wells on our Project Indian lease. The Court approved the petition in a judgment entered on September 4, 2014, and ruled that Citadel was required to obtain an environmental impact report before commencing Project Indian. Thereafter, the Court awarded the petitioner $347,969 as attorney’s fees and costs against the County of San Benito and Citadel, jointly and severally. The Company is in the process of appealing this award. At this time management is unable to estimate the minimum liability that may be incurred if any as a result of the outcome of this appeal and therefore has made no provision in the financial statements for liability related to this case.

On September 1, 2014 the Company was granted a three year lease extension at Project Indian.

Per ASC 932, these wells qualify as exploratory wells and review of the capitalized costs incurred to prove up reserves must to be evaluated in the period of one year after the completion of the drilling date.

The following table reflects the net changes in capitalized exploratory well costs that have been capitalized for a period of one year or less since completion of drilling during as of December 31, 2014:

2014
Beginning balance at January 1	$1,373,363
Additions to capitalized exploratory well costs pending the determination of proved reserves	717,441
Asset retirement obligation	48,750
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	—
Capitalized exploratory well costs charged to expense	—
Ending balance at December 31	$2,042,054

Yowlumne

In May 2013, the Company entered into a one year lease for approximately 2,800 acres from AERA Energy, LLC. This acreage has been mapped using a combination of both 2D and 3D seismic, and is

In May 2013, the Company entered into a one year lease for approximately 2,800 acres from AERA Energy, LLC. This acreage has been mapped using a combination of both 2D and 3D seismic, and is in close proximity to the Yowlumne oil field in Kern County, California. The Company is obligated to pay royalties to AERA Energy, LLC on oil and gas from all wells on the leased premises, and the royalty is a total of 20% of the market value. In August of 2013, the Company entered into an agreement to sell 55% of the interest in the Yowlumne lease, recouping approximately 85% of its cost, while retaining a 25% interest in the lease and operatorship. Additionally, as part of this transaction, the Company retained 100% interest in the Yowlumne #2-26 well, which was originally drilled in 2007. After performing a workover job on this well, it has produced approximately 120 barrels of oil which were sold in December 2013. As of year end 2013, the well had produced approximately 50 barrels of oil which were stored in a tank and valued at net realizable value on the balance sheet as product inventory.

CITADEL EXPLORATION, INC.

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

In December of 2014, the Company entered into an agreement with Cibolo Creek Partners and Jim Walesa to invest $300,000 dedicated to the workover of the Yowlumne #2-26 well. In this agreement, Cibolo and Walesa will receive 75% of the net revenue interest from the well until the $300,000 is fully repaid. At that time Cibolo and Walesa will receive a 3% overriding royalty on the well. Mr. Walesa is a member of Cibolo Creek Partners and also a member of the Citadel Exploration Board of Directors. We have classified the $300,000 due as a long-term liability, however the liability is only tied to the production from the Yowlumne #2-26 well, and if the well does not produce in sufficient quantities for the investors to recoup their investment, Citadel has no further liability.

During 2014, we did not renew the leases on our Shiloh prospect due to lower than anticipated natural gas prices, and capital being allocated to our oil properties.

NOTE 5 – FIXED ASSETS

Fixed assets as of December 31, 2014 and 2013 are as follows:

	2014	2013
Vehicle	$33,572	$23,572
Website	1,375	1,375
Furniture	10,000	—
Computer Equipment	8,165	—
Less: Accumulated depreciation	(27,185)	(12,314)
	$25,927	$12,633

Depreciation expense for the years ended December 31, 2014 and 2013 was $14,869 and $8,315.

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

(AUDITED)

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following at:

	December 31, 2014	December 31, 2013
Two notes payable to investors, unsecured, 10% interest; due October 30, 2014	500,000	—
Three notes payable to individuals, 10% interest, due January 1, 2014	—	300,000
Three note payables to an entity for the financing of insurance premiums, unsecured; 8.63% interest, due April 2015; 14% interest, due February 2014; 11% interest, due August 2014	7,771	14,134
Promissory note to an entity; 10% interest, due December 2015	100,000	—
Debt discount for 25,000 shares issued relating to note payable	(1,930)
Debt discount for derivative liability embedded in note payable	(13,308)
	$592,533	$314,134

Interest expense for the year ended December 31, 2014 was $202,902. Of that amount, $43,819 is interest expense relating to notes payable and insurance financing, and $159,083 is amortization of debt discount. Interest expense for the year ended December 31, 2013 was $216,748. Of that amount $15,980 is interest expense relating to notes payable and insurance financing, and $200,768 is amortization of debt discount. The $500,000 of notes, were due on October 30, 2014 and are currently in default.

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

(AUDITED)

NOTE 6 – NOTES PAYABLE (CONTINUED)

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

NOTE 7 – PRODUCTION PAYMENT LIABILITY

In December 2014, the company entered into a financing agreement with two entities. The company received $300,000 in total from both entities to fund costs of the Yowlumne 2-26 well recompletion. In return for the funds received, the two entities will receive a combined 75% of the net revenue from the well until the $300,000 is repaid. At the time of repayment, the entities will own a total 3% overriding royalty on the well. This liability is completely dependent on the well generating revenue. If the well fails to generate enough revenue to repay the $300,000, Citadel is not responsible for the unpaid amount. According to ASC 932-470-25 Section B, “Funds advanced to an operator that are repayable in cash out of the proceeds from a specified share of future production of a producing property, until the amount advanced $300,000 is paid in full, shall be accounted for as a borrowing. The advance is a payable for the recipient of the cash invested. Given the wells current production of approximately 20 barrels per day, coupled with the current oil price of approximately $50.00 per barrel, we believe it will take more than two years for payback to occur, therefore this has been classified as a long-term payable.

NOTE 8 – ASSET RETIREMENT OBLIGATION

The Company's ARO relates to future costs associated with the plugging and abandonment of oil and natural gas wells, removal of equipment facilities from leased acreage and land restoration in accordance with applicable local, state and federal laws. The discounted fair value of an ARO liability is required to be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the carrying cost of the oil and natural gas asset. In periods subsequent to the initial measurement of the ARO, the Company must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to the passage of time impact net earnings as accretion expense. The related capital cost, including revisions thereto, is charged to expense through depreciation, depletion and amortization of oil and natural gas production over the life of the oil and natural gas field.

In October 2013, the Company announced its first oil production on the Yowlumne 2-26 well and therefore an asset retirement obligation was recorded on this well as follows.

2014
Beginning asset retirement obligation	$31,407
Liabilities acquired from property acquisition	17,517
Accretion expense	—
Ending asset retirement obligation	$48,923

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

(AUDITED)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock. As of December 31, 2014 and 2013, 31,389,000 and 28,949,823 shares, respectively, were issued and outstanding.

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

In September 2013, the Company closed on a $200,000 bridge loan from two individuals. In October 2013, the Company closed an additional $100,000 bridge loan from one investor. These notes have a 90 day term and bear interest of 10%. Additionally, each investor received 100,000 warrants to purchase the Company’s stock at $1.00 per share for a term of one year valued at $93,750 in total.

During the year ended December 31, 2013, the Company issued 5,104,183 shares of restricted common stock for cash consideration of $1,918,956, less issuance cost of $12,531.

During the year ended December 31, 2013, the Company recognized $149,994 in stock option compensation in accordance with employment agreements with the company’s two executive directors.

In January 2014, the Company issued 205,085 shares of common stock for services rendered and prepaid expenses with a value of $114,338.

In January 2014, the Company issued 559,092 shares of common stock to settle three notes payable and accrued interest totaling $306,849. The shares were recorded at fair value of $273,304, resulting in a gain of $33,545.

In March of 2014, the Company closed on a $500,000 bridge loan from two individuals. These notes have a 180 day term and bear interest of 10%. Additionally investors received 500,000 warrants to purchase the Company’s stock at $1.00 per share for a term of two years, valued at $147,102 in total. In September of 2014, the maturity date of this bridge loan was extended by 30 days, in return the exercise price of the warrant was reduced to $0.34 per share, with the original two year term remaining. Due to the change in the terms of the warrants, the Company recalculated the value of the warrants to be $85,325. Accordingly, the Company recognized a gain on the extinguishment of $73,573.

In July of 2014, investors owning warrants for the company’s stock, converted early at a reduced price. The first tranche of warrants equaled 500,000 shares at $0.55, which were reduced to $0.34 resulting in the issuance of 500,000 common stock shares for $170,000 or $0.34 per share. The second tranche of warrants equaled 100,000 warrants at $1.00 per share. These warrants were exchanged for the issuance of 300,000 shares at $0.34 for $102,000 in cash.

At December 2014, the company was obligated to issue 25,000 shares of common stock in connection with a note payable. On the date the agreement was executed, the price per share of the Company’s stock was $0.09. As the shares have not been issued as of December 31, 2014, the Company recorded a stock payable with at value of $2,250.

During the year ended December 31, 2014, the Company issued 875,000 shares of common stock valued at $183,500 to various parties for accounting, legal, and marketing services.

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

(AUDITED)

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

As approved by the Board of Directors, on September 4, 2012, the Company granted 4,000,000 stock options to two officers of the Company at $0.20 per share for terms of seven years. Of the total stock options, 1,000,000 vested immediately and the remaining vest equally over the next 3 years at the anniversary date of the employment agreements. The total fair value of these options at the date of grant was estimated to be $599,974 and was determined using the Black-Scholes option pricing model with an expected life of 7 years, a risk free interest rate of 1.01%, a dividend yield of 0% and expected volatility of 254%. During the years ended December 31, 2014 and 2013, $149,995 and $113,888, respectively, was recorded as a stock based compensation expense.

On June 18, 2014 as approved by the Board of Directors, the Company granted 800,000 stock options to four members of the Board of Directors, which vested immediately, at $0.55 for terms of seven years. The total fair value of these options at the date of grant was estimated to be $264,495 and was determined using the Black-Scholes option pricing model with an expected life of 7 years, a risk free interest rate of 0.45%, dividend yield of 0%, and expected volatility of 235%. During the year ended December 31, 2014, $264,494 was recorded as a stock based compensation expense.

The following is a summary of the status of all of the Company’s stock options as of December 31, 2014 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2014	4,000,000	$0.20	4.68
Granted	800,000	$0.55	6.42
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Outstanding at December 31, 2014	4,800,000	$0.26	5.65
Exercisable at December 31, 2014	3,200,000	$0.22	3.79

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

(AUDITED)

NOTE 11 – WARRANTS

On November 15, 2012, the Company granted 500,000 stock warrants to a lender at $0.55 per share for terms of two years. The total fair value of these warrant at the date of grant was estimated to be $217,330 and was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.28%, a dividend yield of 0% and expected volatility of 302%. During year ended December 31, 2012, $132,813 was recorded as amortization of debt discount and included in interest expense. During year ended December 31, 2013, $178,267 was recorded amortization of debt discount and included in interest expense.

In September 2013, we closed on a $200,000 90-day bridge loan with two investors. The loans bear interest of 10%. Additionally each investor was granted 100,000 stock warrants to purchase stock at $1.00 per share for a period of one year. The total fair value of these warrants at the date of grant was estimated to be $56,283 and was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.1%, a dividend yield of 0% and expected volatility of 197%. An additional $100,000 note payable with the same terms and warrants which were issued in October 2013 . The total fair value of these warrants at the date of grant was estimated to be $37,467 and was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.1%, a dividend yield of 0% and expected volatility of 197%. During the year ended December 31, 2013, $21,297 was recorded as amortization of debt discount and included in interest expense. During the year ended December 31, 2014, $63,892 was recorded as amortization of debt discount and included in interest expense.

In March 2014, the Company closed on a $500,000 180-day bridge loan with two investors. The loans bear interest of 10%. Additionally, the investors were granted a total of 500,000 stock warrants to purchase stock at $1.00 per share for a period of two years valued at $147,102. The total fair value of these warrant at the date of grant was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.45%, a dividend yield of 0% and expected volatility of 333%. In September of 2014, the maturity date of this bridge loan was extended by 30 days, in return the exercise price of the warrant was reduced to $0.34 per share, with the original two year term remaining. Due to the change in the terms of the warrants, the Company recalculated the value of the warrants to be $85,325. Accordingly, the Company recognized a gain on the extinguishment of $73,573.

In September of 2014, the 500,000 warrants issued on November 15, 2012 and 100,000 warrants issued in September 2013 were exercised early at a reduced price of $0.34 per share.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2014 and changes during the period ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2014	800,000	$0.72	0.89
Granted	500,000	$0.34	1.33
Exercised	600,000	$0.34	—
Cancelled	—	$0.00	—
Outstanding at December 31, 2014	500,000	$0.34	1.33
Exercisable at December 31, 2014	500,000	$0.34	1.33

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

(AUDITED)

NOTE 12 – RELATED PARTY TRANSACTIONS

On September 15, 2012, the Company entered into a three year employment agreement with its CEO. The annual salary for the first year is $120,000, then in the second year it increases to $180,000, and in the third year it increases to $240,000.

Additionally, the officer received 2,000,000 stock options. During the year ended December 31, 2013 and 2012, the Company recorded executive compensation totaling $216,302 and $114,997, respectively.

On September 1, 2012, the Company entered into a three year employment agreement with its CFO. The annual salary for the first year is $120,000, then in the second year increases to $180,000 and in the third year it increases to $240,000. Additionally, the officer received 2,000,000 stock options. During the year ended December 31, 2014 and 2013, the Company recording executive compensation totaling $256,944 and $214,997, respectively.

As of the second year of the employment agreement from September 2013 to September 2014, the CEO and CFO have deferred payment of approximately $5,000 per month of salary. As of the third year of the employment from September 2014 to present, the CEO and CFO have deferred payment of approximately $10,000 per month of salary.

As of December 31, 2014 and 2013, $203,042 and $55,000 is included in accounts payable and accrued liabilities related to the employment agreements with the CEO and CFO.

During the year ended December 31, 2014, the Company made the following purchases from KVOS, an oil field service company owned by Jams Borgna a member of Citadel Exploration’s Board of Directors; $39,199.43 of oil field equipment and services.

During the year ended December 31, 2014, the Company purchased a vehicle from an officer’s wife for $10,000. As of the date of this report the full amount was still owed and booked as an accounts payable.

In December 2014, we entered into an agreement with Jim Walesa and Cibolo Creek Partners to fund $300,000 towards the Yowlumne #2-26 recompletion. In this agreement Mr. Walesa and Cibolo Creek will receive 75% of the net revenue after expenses, until they have received $300,000 in payment. Upon full repayment, Mr.Walesa and Cibolo Creek will receive a 3% royalty on the well. Mr. Walesa is currently on the Board of Directors of Citadel and a member of Cibolo Creek Partners.

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

(AUDITED)

NOTE 13 – SUBSEQUENT EVENTS

In February of 2015, the Company announced that recompletion efforts at the Yowlumne #2-26 were successful and that the well is currently producing approximately 25 barrels per day.

In March of 2015, the Company approved the issuance of 1,400,000 common stock shares for the conversion of a $100,000 promissory note, plus accrued interest of $2,164 and an additional capital investment of $107,835, all at $0.15 per share.

In March of 2015, the Company entered into a non-binding letter of intent (LOI) with Cibolo Creek Partners, a private equity firm based in Midland, Texas for funding of certain oil and natural gas acquisitions in the State of California.

In March of 2015, the Company issued 25,000 shares of common stock to settle the stock payable of $2,250 recorded as of December 31, 2014.

