Form 10-Q
period 2015-03-31
Citadel Exploration, Inc.
filed 2015-05-20
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-Q

___________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54639

CITADEL EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1550482
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer company	☐	Smaller reporting company	☒
(Do not check if a smaller reporting)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 20, 2015 was 32,814,000 shares.

CITADEL EXPLORATION, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)

Current assets:
Cash	$45,380	$270,298
Other receivable	25,782	1,209
Prepaid expenses	21,598	35,886
Product inventory	4,881	4,881
Total current assets	97,641	312,274

Deposits	9,900	4,900
Restricted cash	45,000	45,000
Oil and gas properties	2,215,132	2,042,054
Fixed assets, net	22,092	25,927

Total assets	$2,389,765	$2,430,155

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$613,837	$604,558
Contingent Liability	87,000
Accrued interest payable	52,958	—
Notes payable, net	500,000	592,533
Derivative Liability		13,308
Total current liabilities	1,253,795	1,210,399

Asset retirement obligation	48,923	48,923
Production payment liability	300,000	300,000

Total liabilities	1,602,718	1,559,322

Stockholders' equity :
Common stock, $0.001 par value, 100,000,000 shares
authorized, 32,814,000 and 31,389,000 shares issued and outstanding
as of March 31, 2015 and December 31, 2014, respectively	32,814	31,389
Additional paid-in capital	4,948,815	4,673,497
Accumulated deficit	(4,194,581)	(3,836,303)
Subscription payable	—	2,250
Total stockholders' equity	787,048	870,833

Total liabilities and stockholders' equity	$2,389,765	$2,430,155

See Accompanying Notes to Consolidated Condensed Financial Statements.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months
	ended
	March 31,
	2015	2014

Revenue	$20,028	$—

Operating expenses:
Lease operating expense	11,658	27,882
Geological and geophysical expense	—	2,100
General and administrative	55,887	96,472
Depreciation, amortization and accretion	3,835	3,247
Professional fees	11,880	52,439
Executive compensation	162,088	119,482
Total operating expenses	245,348	301,622

Other expenses:
Gain - other	—	8,316
Loss - Contingency	(87,000)
Loss - on note payable settlement	(26,080)	33,545
Interest expense	(19,877)	(3,168)
Total other expenses	(132,957)	38,693

Net loss before provision for income taxes	(358,277)	(262,929)

Provision for income taxes	—	—

Net loss	$(253,316)	$(262,929)

Weighted average number of common shares	36,629,833	29,714,000
outstanding - basic and diluted

Net loss per share - basic and diluted	$(0.01)	$(0.01)

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

CITADEL EXPLORATION, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months
	ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(358,277)	$(262,929)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation, amortization and accretion	3,836	3,247
Amortization of debt discount	5,217	2,450
Gain on settlement of note payable	26,080	(33,545)
Stock based compensation expense	37,498	37,498
Shares issued for consulting	—	114,338
Loss contingency	87,000	110,775
Gain - other		(8,316)
Changes in operating assets and liabilities:
Decrease (increase) in other receivables	(24,575)	19,060
Decrease in prepaid expense	14,287	7,079
Increase in deposits	(5,000)	—
Increase in accounts payable and accrued liabilities	9,277	(3,807)
Increase in accrued interest payable	52,959
Net cash used in operating activities	(151,698)	(128,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase oil and gas properties	(173,076)	(397,210)
Purchase of fixed assets	—	(18,273)
Net cash used in investing activities	(173,076)	(415,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	107,836	(652)
Proceeds from notes payable	—	500,000
Repayments for notes payable	(7,980)	(8,134)
Net cash provided by financing activities	99,856	491,214
NET CHANGE IN CASH	(224,918)	(52,649)
CASH AT BEGINNING OF PERIOD	270,298	402,649
CASH AT END OF PERIOD	$45,380	$350,000

SUPPLEMENTAL INFORMATION
Interest Paid	$435	$429
Taxes Paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Financing of prepaid insurance	$—	$45,000
Issuance of common stock for settlement of notes payable and accrued interest	$102,164	$307,501

See Accompanying Notes to Consolidated Condensed Financial Statements.

CITADEL EXPLORATION, INC. AND SUBSIDIARY

(AN EXPLORATION STAGE COMPANY)

Notes to Consolidated Condensed Financial Statements

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

Principles of consolidation

The consolidated condensed financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC.  All significant intercompany balances and transactions have been eliminated. Citadel Exploration, Inc. and Citadel Exploration, LLC will be collectively referred herein to as the “Company”.

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

(AN EXPLORATION STAGE COMPANY)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through May 2015 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company has just begun to generate revenue however this revenue is not enough to sustain the business without additional capital. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (November 6, 2006) through the period ended March 31, 2015 of ($4,194,581). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – OIL AND GAS PROPERTIES

The costs recorded in oil and gas properties as of March 31, 2015 and December 31, 2014 are as follows:

	2015	2014
Exploration	$2,215,132	$2,042,054

The following table reflects the net changes in capitalized exploratory well costs that have been capitalized for a period of one year or less since completion of drilling as of March 31, 2014:

2015
Beginning balance at January 1, 2015 (excluding asset retirement obligation)	$1,993,305
Additions to capitalized exploratory well costs pending the determination of proved reserves	173,077
Asset retirement obligation	48,750
Ending balance at March 31, 2015	$2,215,132

CITADEL EXPLORATION, INC. AND SUBSIDIARY

(AN EXPLORATION STAGE COMPANY)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

NOTE 3 – OIL AND GAS PROPERTIES (CONTINUED)

Project Indian

Project Indian is located in the Bitterwater sub-basin of the Salinas Basin, north of the giant San Ardo Field. Citadel currently owns a 100% working interest at Project Indian in July of 2014 Citadel ended its prior joint venture with Sojitz Energy Ventures. There is a 20% royalty on the property owned by Vintage Petroleum, a wholly owned subsidiary of Occidental Petroleum Inc. In November of 2014 Occidental Petroleum Inc. spun off its California assets into a new public company called California Resources Corporation, which is listed on the New York Stock Exchange under the ticker CRC. CRC is now the mineral owner at Project Indian.

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

In the Case, the Center for Biological Diversity, a non-governmental entity, petitioned the Court over the approval of Project Indian by the County of San Benito on a unanimous, 5-0 vote. Specifically, it argued that Project Indian required an Environmental Impact Report and not a Mitigated Negative Declaration which was the standard of environmental due diligence required by the County before its unanimous approval of the Project. The Court approved the petition in a judgment entered on September 4, 2014, and ruled that Citadel was required to obtain an environmental impact report before commencing further at Project Indian .

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

Per ASC 932, these wells qualify as exploratory wells and review of the capitalized costs incurred to prove up reserves must be evaluated in the period of one year after the completion of the drilling date.

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

CITADEL EXPLORATION, INC. AND SUBSIDIARY

(AN EXPLORATION STAGE COMPANY)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

NOTE 3 – OIL AND GAS PROPERTIES (CONTINUED)

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

NOTE 4 – RESTRICTED CASH

Restricted cash consists of two bonds totaling $45,000. The bonds are required in the normal course of business in the oil and  gas industry. The two bonds totaling $45,000 were purchased in November 2013. The bonds will not be released until after the Indian #1-15 and the Yowlumne #2-26 wells  are properly abandoned, and the property has been restored to its original condition.

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following at:

	March 31, 2015	December 31, 2014
Two notes payable to investors, unsecured, 10% interest; due October 30, 2014	$500,000	$500,000
Promissory note to an entity; 10% interest, due December 2015	—	100,000
Debt discount for 25,000 shares issued relating to note payable	—	(1,930)
Debt discount for derivative liability embedded in note payable	—	(13,308)
	$500,000	592,533

During the quarter ended March 31, 2015, the Company settled the $100,000 note payable with 681,100 shares valued at $102,164. Interest expense on the note payable was $2,164.

Interest expense for the quarter ended March 31, 2015 was $19,877. Interest expense for the quarter ended March 31, 2014 was $3,168. The $500,000 of notes, were due on October 30, 2014 and are currently in default .

CITADEL EXPLORATION, INC. AND SUBSIDIARY

(AN EXPLORATION STAGE COMPANY)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

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

In March of 2014, the Company closed on a $500,000 bridge loan from two individuals. These notes have a 180 day term and bear interest of 10%. Additionally investors received 500,000 warrants to purchase the Company’s stock at $1.00 per share for a term of two years, valued at $147,102 in total. In September of 2014, the maturity date of this bridge loan was extended by 30 days; in return the exercise price of the warrant was reduced to $0.34 per share, with the original two year term remaining. Due to the change in the terms of the warrants, the Company recalculated the value of the warrants to be $85,325. Accordingly, the Company recognized a gain on the extinguishment of $73,573.

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

At December 2014, the company was obligated to issue 25,000 shares of common stock in connection with a note payable. On the date the agreement was executed, the price per share of the Company’s stock was $0.09. As the shares have not been issued as of December 31, 2014, the Company recorded a stock payable with a value of $2,250.

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

(AN EXPLORATION STAGE COMPANY)

Notes to Consolidated Condensed Financial Statements

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

On June 18, 2014 as approved by the Board of Directors, the Company granted 800,000 stock options to four members of the Board of Directors, which vested immediately, at $0.55 per share for terms of seven years. The total fair value of these options at the date of grant was estimated to be $264,495 and was determined using the Black-Scholes option pricing model with an expected life of 7 years, a risk free interest rate of 0.45%, dividend yield of 0%, and expected volatility of 235%. During the year ended December 31, 2014, $264,494 was recorded as a stock based compensation expense.

The following is a summary of the status of all of the Company’s stock options as of March 31, 2015 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2015	4,800,000	$0.26	4.71
Granted	—	$0.00	—
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Outstanding at March 31, 2015	4,800,000	$0.26	4.71
Exercisable at March 31, 2015	3,200,000	$0.22	4.53

CITADEL EXPLORATION, INC. AND SUBSIDIARY

(AN EXPLORATION STAGE COMPANY)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

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

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2014 and changes during the period ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2015	500,000	$0.34	1.33
Granted	—	$—	—
Exercised	—	$—	—
Cancelled	—	$—	—
Outstanding at March 31, 2015	500,000	$0.34	1.08
Exercisable at March 31, 2015	500,000	$0.34	1.08

CITADEL EXPLORATION, INC. AND SUBSIDIARY

(AN EXPLORATION STAGE COMPANY)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

On September 4, 2014, a court in San Benito County ruled that Citadel was required to obtain an environmental impact report before commencing Project Indian. Thereafter, the Court awarded the petitioner $347,969 as attorney’s fees and costs against the County of San Benito and Citadel, jointly and severally. The Company has requested a dismissal of its appeal of this decision which was granted on May 6, 2015 as the Court required the Company to post a bond in which it was unable to qualify for. As such, the Company based upon its best estimate, has booked a contingent liability of $87,000 for this case.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

•	exploration risks such as drilling unsuccessful wells;
•	our ability to operate profitably;
•	our ability to efficiently and effectively finance our operations;
•	inability to achieve future sales levels or other operating results;
•	inability to raise additional financing for working capital;
•	inability to efficiently manage our operations;
•	inability to hire or retain sufficient qualified operating field personnel;
•	the inability of management to effectively implement our strategies and business plans;
•	the unavailability of funds for capital expenditures and/or general working capital;
•	deterioration in general or regional economic conditions;
•	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

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

Citadel is currently in the process of evaluating additional oil and natural gas properties for acquisition. The Company’s goal is to close on one or more acquisitions in 2015. At such time that an acquisition is made, Citadel will announce its intended capital expenditures plan.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $4,194,581 for the period from inception (November 6, 2006) to March 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2015 and March 31, 2014

During the three month period ended March 31, 2015 we generated $20,028 from the sale of oil. During the three month period ended March 31, 2014 we did not generate revenue.

Operating expenses totaled $245,348 during the three month period ended March 31, 2015 which was a decrease over the period ended March 31, 2014. Operating expenses consisted of general and administrative costs, amortization and depreciation, professional fees, and executive compensation. The decrease consisted primarily of a reduction in general and administrative costs and professional fees. During the period ended March 31, 2014 the Company's operating expense totaled $301,622.

General and administrative fees decreased from $96,472 to $55,887 from the three month period ended March 31, 2014 to the three month period ended March 31, 2015. This decrease was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees decreased from $52,439 to $11,880 from the three month period ended March 31, 2014 to the three month period ended March 31, 2015. The decrease was primarily due to services provided to the Company for accounting, consulting and legal.

Executive compensation increased from $119,482 to $162,088 from the three month period ended March 31, 2014 to the three month period ended March 31, 2015. The increase was primarily due to the fair value of the vested stock options and monthly salary as part of the employment agreements with two officers.

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

As of March 31, 2015, we had $97,641 of current assets; of this amount $45,380 was cash. The following table provides detailed information about the net cash flow for the quarters ended March 31, 2015 and March 31, 2014 as presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(151,698)	$(128,488)
Net cash used in investing activities	(173,076)	(415,374)
Net cash provided by financing activities	99,856	498,214
Net change in cash	(224,918)	(52,649)
Cash, beginning of period	270,298	402,649
Cash, end of period	$45,380	$350,000

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in investing activities consisted of payment for drilling expenses on oil and gas properties of $173,076 on the Company’s properties.

Financing activities

As of March 31, 2015, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

Without cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changing business conditions, and or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Contractual Obligations

An operating lease for rental office space was entered into beginning March 1, 2013 for two years at $2,150 per month. The original lease was amended to include additional space at a price of $1,100 per month for the same term. The company has not yet renewed this lease and is currently renting office space on month to month basis at the previous rate of $3,250 per month; we plan to enter into a new lease in the coming quarter.

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

Item 4. Controls and Procedures

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We received notice on or about July 10, 2013 that the Center for Biological Diversity (“CBD”) had filed a law suit against the County of San Benito regarding the approval of Project Indian which is described more fully, above, as the “Case”. The Board of Supervisors voted 5-0 in favor of our application to drill 15 exploration wells on our Project Indian lease. The Court approved the petition in a judgment entered on September 4, 2014, and ruled that Citadel was required to obtain an environmental impact report before commencing Project Indian. Thereafter, the Court awarded the petitioner $347,969 as attorney’s fees and costs against the County of San Benito and Citadel, jointly and severally. The Company has requested a dismissal of its appeal of this decision which was granted as the Court required the Company to post a bond in which it was unable to qualify for. As such, the Company based upon its best estimate, has booked a contingent liability of $87,000 for this case.

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

On February 27th, 2015, Citadel sued the County of San Benito on the basis that Measure J and its enabling ordinance are preempted by the law of the State of California. Specifically, the complaint alleges that the power and authority to regulate the down-hole operations of oil and gas exploration and production is vested exclusively in the Division of Oil, Gas, and Geothermal Resources of the Department of Conservation. It further alleges that the County’s Measure and its ordinance are preempted by State law as the regulation of down-hole operations is exclusively a State function, and that the County lacks the power and authority to regulate down-hole operations. On April 3, 2015 Citadel dismissed the complaint, without prejudice. At this time Citadel has reserved its rights, with respect to the Indian Oil Field, including claims for inverse condemnation.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A. to Part I of Form 10-K for the year ended December 31, 2014 (filed April 16, 2015) to which reference is made herein.

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

Our employment agreements with executive officers are described in Form 10-K for the year ended December 31, 2014 (filed April 16, 2015) to which reference is made herein.

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

CITADEL EXPLORATION, INC.

Date: May 20, 2015	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)