Form 10-Q
period 2015-06-30
Citadel Exploration, Inc.
filed 2015-08-14
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-Q

___________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54639

CITADEL EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1550482
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

417 31st Street, Unit A, Newport Beach, CA	92663
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer company	☐	Smaller reporting company	☒
(Do not check if a smaller reporting)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 14, 2015 was 38,814,000 shares.

CITADEL EXPLORATION, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)

Current assets:
Cash	$27,641	$270,298
Other receivable	1,208	1,209
Prepaid expenses	72,643	35,886
Product inventory	4,881	4,881
Total current assets	106,373	312,274

Deposits	109,900	4,900
Restricted cash	45,000	45,000
Oil and gas properties	2,218,708	2,042,054
Fixed asset, net	18,257	25,927

Total assets	$2,498,238	$2,430,155

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$702,880	$604,558
Contingent liability	87,000	—
Accrued interest payable	67,163	—
Notes payable, net	762,584	592,533
Derivative liability	—	13,308
Total current liabilities	1,619,627	1,210,399

Asset retirement obligation	48,923	48,923
Production payment liability	300,000	300,000

Total liabilities	1,968,550	1,559,322

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 32,814,000 and 31,389,000 shares issued and outstanding
as of June 30, 2015 and December 31, 2014, respectively	32,814	31,389
Additional paid-in capital	4,986,313	4,673,497
Accumulated deficit	(4,489,439)	(3,836,303)
Subscription payable	—	2,250
Total stockholders' equity	529,688	870,833

Total liabilities and stockholders' equity	$2,498,238	$2,430,155

 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months		For the six months
	ended		ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$40,112	$19	$60,141	$19
Operating expenses:
Lease operating expense	14,504	1,369	26,162	29,251
Geological & geophysical	—	296	—	2,396
General and administrative	131,828	82,860	187,714	179,332
Depreciation, amortization and accretion	3,835	4,060	7,671	7,307
Professional fees	6,357	42,613	18,236	95,052
Executive compensation	162,088	391,992	324,177	511,475
Total operating expenses	318,612	523,190	563,961	824,813
Loss from operations	(278,500)	(523,171)	(503,820)	(824,794)
Other income (expenses):
Loss – Contingency	—	—	(87,000)	—
Gain - Other	—	—	—	8,316
Gain (Loss) - note payable settlement	—	—	(26,080)	33,545
Interest expense	(16,358)	(88,088)	(36,236)	(91,255)
Total other expenses	(16,358)	(88,088)	(149,316)	(49,394)
Loss before provision for income taxes	(294,858)	(611,259)	(653,136)	(874,188)
Provision for income taxes	—	8,494	—	8,495
Net loss	$(294,858)	$(602,765)	$(653,135)	$(865,693)
Weighted average number of common shares - outstanding - basic and diluted	32,814,000	27,484,783	32,105,436	27,484,783
Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months
	ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(653,135)	$(865,693)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation, amortization and accretion	7,778	7,307
Amortization of debt discount	7,467	76,821
Gain other	—	(8,316)
Loss (gain) on settlement of note payable	26,080	(33,545)
Stock based compensation expense	74,997	339,492
Shares issued for consulting	—	110,775
Loss contingency	87,000	—
Changes in operating assets and liabilities:
Increase in other receivable	1	18,153
Decrease in prepaid expenses	25,827	31,751
Increase in deposits	(105,000)	(900)
Increase in accounts payable and accrued payables	98,319	51,291
Increase in accrued interest payable	67,163	—

Net cash used in operating activities	(363,499)	(272,864)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase oil and gas properties	(176,762)	(523,558)
Purchase of fixed assets	—	(28,273)
Restricted cash	—	(25,000)

Net cash used in investing activities	(176,762)	(576,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	107,836	(654)
Proceeds from notes payable	200,000	500,000
Repayments for notes payable	(10,230)	(26,669)
Net cash provided by financing activities	297,606	472,677

NET DECREASE IN CASH	(242,655)	(377,018)

CASH AT BEGINNING OF YEAR	270,298	402,649

CASH AT END OF PERIOD	$27,641	$25,631
SUPPLEMENTAL INFORMATION:
Interest paid	$(651)	$(1,568)
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligation	$—	$7,408
Conversion of debt to equity	$25,494	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto included in the Company’s 10-K annual report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC, the Company’s wholly owned subsidiary.  All significant intercompany balances and transactions have been eliminated. Citadel Exploration, Inc. and Citadel Exploration, LLC will be collectively referred herein to as the “Company”.

Nature of operations

Currently, the Company is focused on the acquisition and development of oil and gas properties in California.

Revenue Recognition

Sales of oil are recognized when the product has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable.

Impairment

The Company evaluates the impairment of its proved oil and natural gas properties on a field-by-field basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying values of proved properties are reduced to fair value when the expected undiscounted future cash flows are less than net book value. The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate.

CITADEL EXPLORATION, INC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of June 30, 2015 and December 31, 2014.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through June 30, 2015 and believes that none of them will have a material effect on the company’s condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred an accumulated deficit in the amount of $4,489,439 as at June 30, 2015. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

CITADEL EXPLORATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – OIL AND GAS PROPERTIES

The costs capitalized in oil and gas properties as of June 30, 2015 and December 31, 2014 are as follows:

	2015	2014
Exploration	$ 2,218,708	$ 2,042,054

The following table reflects the net changes in capitalized exploratory well costs that have been capitalized for a period of one year or less since completion of drilling as of June 30, 2015:

2015
Beginning balance at January 1, 2015 (excluding asset retirement obligation)	$1,993,305
Additions to capitalized exploratory well costs pending the determination of proved reserves	176,653
Asset retirement obligation	48,750
Ending balance at June 30, 2015	$2,218,708

Project Indian

Project Indian is located in the Bitterwater sub-basin of the Salinas Basin, north of the giant San Ardo Field. Citadel currently owns a 100% working interest at Project Indian. In July of 2014 Citadel ended its prior joint venture with Sojitz Energy Ventures. There is a 20% royalty on the property owned by Vintage Petroleum, a wholly owned subsidiary of Occidental Petroleum Inc. In November of 2014 Occidental Petroleum Inc. spun off its California assets into a new public company called California Resources Corporation, which is listed on the New York Stock Exchange under the ticker CRC. CRC is now the mineral owner at Project Indian.

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

Then, on November 4, 2014 Measure J was passed by a majority of participating, registered voters in the County of San Benito. Measure J bans hydraulic fracturing and other stimulation techniques defined as “high intensity petroleum operations” by the Measure, including cyclic steam injection. Citadel believes the passing of Measure J constitutes a regulatory taking of property and is preempted by the State of California. At this time there is no certainty that we will be able to develop Project Indian.

Per ASC 932, these wells qualify as exploratory wells and review of the capitalized costs incurred to prove up reserves must be evaluated in the period of one year after the completion of the drilling date.

CITADEL EXPLORATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – OIL AND GAS PROPERTIES (CONTINUED)

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

In December of 2014, Citadel began a work-over on the Yowlumne #2-26 well including installation of a new pump in February of 2015. The well has been producing approximately 20- 25 barrels per day (32 degree API quality) since the beginning of March. In June the well’s pump had a mechanical issue, and the company anticipates returning the well to production during the third quarter of 2015. Citadel is in the final stages of the CEQA process to permit two additional exploration wells on the Yowlumne acreage. Recent regulatory changes, including SB4 the State of California’s bill on fracking have delayed the final approval of our CEQA application. As such we do not expect to have these prospects permitted until 2016, at which time we will determine when to drill. Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 15,000 feet. Citadel currently has a 75% working interest in these exploration prospects and is the operator.

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

NOTE 5 – DEPOSITS

Deposits primarily consist of a $100,000 deposit provided exclusivity during the due diligence process of the Kern Bluff Oil Field acquisition which was part of the Letter of Intent executed on May 12, 2015. This deposit will be applied towards the purchase price of the acquisition.

CITADEL EXPLORATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following at:

	June 30, 2015	December 31, 2014
Note payable to an entity for the financing of insurance premiums, unsecured; 7.44% interest, due March 2016	$62,584	—
Term loan with investor executed July 2015, due July 2016 (Partial proceeds received on May 12, 2015)	$200,000	—
Two notes payable to investors, unsecured, 10% interest; due October 30, 2014	$500,000	$500,000
Promissory note to an entity; 10% interest, due December 2015	—	100,000
Three note payables to an entity for the financing of insurance premiums, unsecured; 8.63% interest, due April 2015; 14% interest, due February 2014; 11% interest, due August 2014		7,771
Debt discount for 25,000 shares issued relating to note payable	—	(1,930)
Debt discount for derivative liability embedded in note payable	—	(13,308)
	$762,584	$592,533

During the quarter ended March 31, 2015, the Company settled the $100,000 note payable with 681,100 shares valued at $102,164. Interest expense on the note payable was $2,164.

Interest expense for the quarter ended June 30, 2015 was $16,358. Of that amount, $2,153 relates to notes payable and insurance financing and $14,205 relates to interest accrued on the bridge loans. Interest expense for the quarter ended June 30, 2014 was $88,088.

In March 2014, the Company closed on a $500,000 bridge loan from two individuals. These notes have a 180 day term and bear interest of 10%. The $500,000 of notes, were due on October 30, 2014 and are currently in default as of June 30, 2015 (see notes in Subsequent Events regarding default status). Additionally the investors received 500,000 warrants to purchase the Company’s stock at $1.00 per share for a term of two years.

CITADEL EXPLORATION, INC.

Notes to Condensed Consolidated Financial Statements

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

In August of 2014, the Company issued 400,000 shares of common stock valued at $136,000 to various parties for accounting, legal and marketing services.

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

In March of 2015, the Company approved the issuance of 1,400,000 common stock shares for the conversion of a $100,000 promissory note, plus accrued interest of $2,164 and an additional capital investment of $107,836, all at $0.15 per share.

In March of 2015, the Company issued 25,000 shares of common stock to settle the stock payable of $2,250 recorded as of December 31, 2014.

CITADEL EXPLORATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the period ended June 30, 2015, $324,177 was recorded as a stock based compensation expense. The Company expects to incur an additional $324,177 as a stock based compensation expense during 2015.

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

The following is a summary of the status of all of the Company’s stock options as of June 30, 2015 and changes during the period ended on that date:

The following is a summary of the status of all of the Company’s stock options as of June 30, 2015 and changes during the period ended on that date: Please add above options.

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2015	4,800,000	$0.26	4.46
Granted	—	$0.00	—
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Outstanding at June 30, 2015	4,800,000	$0.26	4.46
Exercisable at June 30, 2015	3,200,000	$0.22	4.28

CITADEL EXPLORATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 9 – WARRANTS

In September 2013, we closed on a $200,000 90-day bridge loan with two investors. The loans bear interest of 10%. Additionally each investor was granted 100,000 stock warrants to purchase stock at $1.00 per share for a period of one year. The total fair value of these warrants at the date of grant was estimated to be $56,283 and was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.1%, a dividend yield of 0% and expected volatility of 197%. An additional $100,000 note payable with the same terms and warrants which were issued in October 2013. The total fair value of these warrants at the date of grant was estimated to be $37,467 and was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.1%, a dividend yield of 0% and expected volatility of 197%. During the year ended December 31, 2013, $21,297 was recorded as amortization of debt discount and included in interest expense. During the year ended December 31, 2014, $63,892 was recorded as amortization of debt discount and included in interest expense.

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

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2015 and changes during the period ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2015	500,000	$0.34	0.83
Granted	—	$0.00	—
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Total Outstanding at June 30, 2015	500,000	$0.34	0.83
Exercisable at June 30, 2015	500,000	$0.34	0.83

CITADEL EXPLORATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

On July 31, 2015 Citadel acquired approximately 1,100 acres of leases, production facilities and equipment that encompassed the Kern Bluff Oil Field. As consideration for this acquisition Citadel issued 6,000,000 shares of common stock and paid $2,000,000 in cash. The transaction was financed via a $3,000,000 one year term loan from Cibolo Creek Partners, of Midland Texas. $200,000 was received on May 12, 2015 to be used as a deposit for the transaction.

On July 28, 2015 Citadel extended two bridge loans totaling $500,000 that were previously in default. These notes are now due October 31, 2015.

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

In December of 2014, Citadel began a work-over on the Yowlumne #2-26 well including installation of a new pump in February of 2015. The well has been producing approximately 20- 25 barrels per day (32 degree API quality) since the beginning of March. In June the well’s pump had a mechanical issue, and the company anticipates returning the well to production during the third quarter of 2015. Citadel is in the final stages of the CEQA process to permit two additional exploration wells on the Yowlumne acreage. Recent regulatory changes, including SB4 the State of California’s bill on fracking have delayed the final approval of our CEQA application. As such we do not expect to have these prospects permitted until 2016, at which time we will determine when to drill. Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 15,000 feet. Citadel currently has a 75% working interest in these exploration prospects and is the operator.

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

On July 31, 2015 Citadel acquired approximately 1,100 acres of leases, production facilities and equipment that encompassed the Kern Bluff Oil Field. As consideration for this acquisition Citadel issued 6,000,000 shares of common stock and paid $2,000,000 in cash. The transaction was financed via a $3,000,000 one year term loan from Cibolo Creek Partners, of Midland Texas. The company plans to rework idle wells and return them to production during the third quarter of 2015, and anticipates drilling new vertical and horizontal wells in the fourth quarter of 2015. This property affords the company with several years of drilling inventory.

Going Concern

The condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying condensed consolidated financial statements, the Company has incurred an accumulated deficit in the amount of $4,489,438 as at June 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 2015 and June 30, 2014

During the six month period ended June 30, 2015 revenue totaled $60,141 and minimal revenue was generated during this same period in 2014.

Operating expenses totaled $563,961 during the six month period ended June 30, 2015 which was a decrease over the period ended June 30, 2014. Operating expenses consisted of general and administrative costs, amortization and depreciation, professional fees, and executive compensation. During the period ended June 30, 2014 the Company's operating expenses totaled $824,813.

General and administrative fees slightly increased from $179,332 to $187,715 from the six month period ended June 30, 2014 to the six month period ended June 30, 2015. This increase was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees decreased from $95,052 to $18,236 from the six month period ended June 30, 2014 to the six month period ended June 30, 2015. The decrease was primarily due to services provided to the Company for accounting, consulting and legal.

Executive compensation decreased from $511,475 to $324,177 from the six month period ended June 30, 2014 to the six month period ended June 30, 2015. The decrease was primarily due to the value of the 800,000 stock options that were granted June 18, 2014.

Liquidity and Capital Resources

The Company recently revised its 2015 capital budget to approximately $5,000,000 for the development of Kern Bluff, Yowlumne and additional lease acquisitions. We may revise our capital budget during the year as a result of acquisitions and/or drilling outcomes or significant changes in cash flows.

As of June 30, 2015, we had $106,373 of current assets; of this amount $27,641 was cash. The following table provides detailed information about the net cash flow for the quarters ended June 30, 2015 and June 30, 2014 as presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(363,499)	$(272,864)
Net cash used in investing activities	(176,762)	(576,831)
Net cash provided by financing activities	297,606	472,677
Net change in cash	(242,655)	(377,018)
Cash, beginning of period	270,298	402,649
Cash, end of period	$27,641	$25,631

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in investing activities consisted of payment for drilling expenses on oil and gas properties of $176,762 on the Company’s properties.

Financing activities

As of June 30, 2015, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

Option Grants

Our option grants are described in Form 10-K for the year ended December 31, 2014 (filed April 15, 2015) to which reference is made herein.

Subsequent Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended June 30, 2015.

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

Our employment agreements with executive officers are described in Form 10-K for the year ended December 31, 2014 (filed April 15, 2015) to which reference is made herein.

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

CITADEL EXPLORATION, INC.

Date: August 14, 2015	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)