Form 10-Q
period 2015-09-30
Citadel Exploration, Inc.
filed 2015-11-16
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-Q

___________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 16, 2015 was 38,814,000 shares.

CITADEL EXPLORATION, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)

Current assets:
Cash	$248,536	$270,298
Other receivable	26,133	1,209
Prepaid expenses	49,909	35,886
Product inventory	4,881	4,881
Total current assets	329,459	312,274

Deposits	9,900	4,900
Restricted cash	245,000	45,000
Oil and gas properties	3,698,800	2,042,054
Fixed asset, net	15,731	25,927

Total assets	$4,298,890	$2,430,155

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$954,708	$604,558
Contingent liability	87,000	—
Accrued interest payable	133,594	—
Notes payable, net	3,543,810	592,533
Derivative liability	—	13,308
Total current liabilities	4,719,112	1,210,399

Asset retirement obligation	49,979	48,923
Production payment liability	300,000	300,000

Total liabilities	5,069,091	1,559,322

Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 38,814,000 and 31,389,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	38,814	31,389
Additional paid-in capital	5,650,007	4,673,497
Accumulated deficit	(6,459,022)	(3,836,303)
Subscription payable	—	2,250
Total stockholders' equity (deficit)	(770,201)	870,833

Total liabilities and stockholders' equity (deficit)	$4,298,890	$2,430,155

 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months		For the nine months
	ended		ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$20,287	$—	$80,428	$19
Operating expenses:
Lease operating expense	80,878	30,223	107,040	59,474
Geological & geophysical	—	4,154	—	2,396
General and administrative	57,084	78,340	244,799	261,828
Depreciation, amortization and accretion	4,646	3,835	12,316	11,142
Professional fees	26,514	117,563	44,749	212,615
Executive compensation	317,253	127,456	641,430	638,931
Dry hole, abandonment, impairment and exploration	1,433,570	—	1,433,570	—
Total operating expenses	1,919,045	361,572	2,483,904	1,186,386
Loss from operations	(1,898,758)	(361,572)	(2,403,476)	(1,186,367)
Other income (expenses):
Loss – Contingency	—	—	(87,000)	—
Gain - Other	—	—	—	8,316
Gain (Loss) - note payable settlement	—	—	(26,080)	33,545
Gain – debt extinguishment	—	75,573	—	75,573
Interest expense	(69,928)	(83,766)	(106,163)	(175,021)
Total other expenses	(69,928)	(10,193)	(219,243)	(59,587)
Loss before provision for income taxes	(1,969,586)	(371,765)	(2,622,719)	(1,245,954)
Provision for income taxes	—	—	—	6,161
Net loss	$(1,969,586)	$(374,098)	$(2,622,719)	$(1,239,793)
Weighted average number of common shares - outstanding - basic and diluted	34,937,077	29,812,860	33,338,309	27,484,783
Net loss per share – basic and diluted	$(0.06)	$(0.01)	$(0.08)	$(0.05)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months
	ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,622,719)	$(1,239,793)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation, amortization and accretion	12,316	11,142
Abandonment and impairment	1,433,570	—
Amortization of debt discount	5,217	147,103
Gain other	—	(8,316)
Loss (gain) on settlement of note payable	26,080	(33,545)
Gain on debt extinguishment		73,573
Stock based compensation expense	264,692	376,990
Shares issued for consulting	—	246,775
Loss contingency	87,000	—
Changes in operating assets and liabilities:
Increase in other receivable	(24,923)	39,451
Increase in prepaid expenses	(14,023)	63,857
Decrease in deposits	(161,191)	(900)
Increase in accounts payable and accrued payables	325,126	(47,099)
Increase in accrued interest payable	133,594	—

Net cash used in operating activities	(535,261)	(517,908)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase oil and gas properties	(2,612,437)	(537,107)
Purchase of fixed assets	—	(28,273)
Restricted cash	—	(25,000)

Net cash used in investing activities	(2,612,437)	(590,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	239,244	271,346
Proceeds from notes payable	3,000,000	500,000
Repayments for notes payable	(113,308)	(49,111)
Net cash provided by financing activities	3,125,936	722,235

NET DECREASE IN CASH	(21,762)	(386,053)

CASH AT BEGINNING OF YEAR	270,298	402,649

CASH AT END OF PERIOD	$248,536	$16,596
SUPPLEMENTAL INFORMATION:
Interest paid	$(651)	$(4,969)
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt to equity	$25,494	$—
Asset retirement obligation	$—	$17,516
Issuance of common stock as part of oil and gas property acquisition	$480,000
Issuance of common stock for settlement of note payable and accrued interest	$127,657	$307,501
Financing of insurance		$70,268
Accounts payable related to properties traded		$97,491
Other receivables related to properties traded		$22,507

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

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

Principles of consolidation

The condensed consolidated financial statements include the accounts of Citadel Exploration, Inc., Citadel Exploration, LLC and Citadel Kern Bluff, LLC, the Company’s wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. Citadel Exploration, Inc., Citadel Exploration, LLC and Citadel Kern Bluff, LLC will be collectively referred herein to as the “Company”.

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

Use of estimates

CITADEL EXPLORATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of September 30, 2015 and December 31, 2014.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through September 30, 2015 and believes that none of them will have a material effect on the company’s condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred an accumulated deficit in the amount of $6,459,022 as of September 30, 2015. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

CITADEL EXPLORATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – OIL AND GAS PROPERTIES

The costs capitalized in oil and gas properties as of September 30, 2015 and December 31, 2014 are as follows:

	2015	2014
Exploration	$3,698,800	$2,042,054

The following table reflects the net changes in capitalized exploratory well costs that have been capitalized for a period of one year or less since completion of drilling as of September 30, 2015:

2015
Beginning balance at January 1, 2015	$2,042,054
Additions to capitalized exploratory well costs pending the determination of proved reserves	3,090,316
Deletions to capitalized exploratory well costs due impairments/dry-hole	(1,433,570)
Asset retirement obligation	—
Ending balance at September 30, 2015	$3,698,800

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

(Unaudited)

NOTE 3 – OIL AND GAS PROPERTIES - CONTINUED

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

Management has determined to shift capital resources to concentrate on drill ready projects that will immediately produce revenue. Consequently, the Company has suspended future capital expenditures related to Project Indian. Management has therefore chosen to impair Project Indian in the third quarter of 2015 with a value of $1,433,570. The Company maintains its lease rights, takings claims, and no waiver of any right is intended by taking the foregoing impairment. Any action taken by the Company with respect to Project Indian in the near future, if any, will likely only be taken to preserve or advance the Company’s aforementioned legal rights and interests.

Per ASC 932, these wells qualify as exploratory wells and review of the capitalized costs incurred to prove up reserves must be evaluated in the period of one year after the completion of the drilling date .

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

In December of 2014, Citadel began a work-over on the Yowlumne #2-26 well including installation of a new pump in February of 2015. The well has been producing approximately 20- 25 barrels per day (32 degree API quality) since the beginning of March. In June the well’s pump had a mechanical issue, the company performed well maintenance operations on the #2-26 well in August, which returned the well to production at approximately 20-25 barrels per day. Citadel is in the final stages of the CEQA process to permit two additional exploration wells on the Yowlumne acreage. Recent regulatory changes, including SB4 the State of California’s bill on fracking have delayed the final approval of our CEQA application. As such we do not expect to have these prospects permitted until 2016, at which time we will determine when to drill. Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 15,000 feet. Citadel currently has a 75% working interest in these exploration prospects and is the operator.

CITADEL EXPLORATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – OIL AND GAS PROPERTIES - CONTINUED

Kern Bluff Oil Field

In July of 2015, Citadel purchased approximately 1,100 acres encompassing the Kern Bluff Oil Field for $2,000,000 in cash and 6,000,000 shares of its common stock valued at $480,000. The seller also retained a royalty that varies on a lease by lease basis; Citadel has 100% working interest in the field with an 80% net revenue interest.

In the first 60 days of operation, Citadel has re-entered 7 idle well bores, and began to return those wells to production. Production as of September 30, 2015 had increased from 8 barrels of oil per day (BOPD) to 50 BOPD. The field had 29 idle well bores upon acquisition, Citadel plans to re-enter each of these well bores over the next 90-180 days and attempt to return them to production. In 2016, Citadel plans to begin drilling new wells the pace and timing of which will be dictated by the price of oil and access to capital.

NOTE 4 – RESTRICTED CASH

Restricted cash consists of three bonds totaling $245,000. The bonds are required in the normal course of business in the oil and gas industry. The two bonds totaling $45,000 were purchased in November 2013. A third bond totaling $200,000 was purchased in August 2015 following the acquisition of the Kern Bluff Oil Field. This was a blanket bond, which will cover 50 wells. As such, the Company is in the process of releasing the first two bonds totaling $45,000.

NOTE 5 – DEPOSITS

The Company had deposits at December 31, 2014 and September 30, 2015 totaling $4,900.

CITADEL EXPLORATION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following at:

	September 30, 2015 (unaudited)	December 31, 2014
Note payable to an entity for the financing of insurance premiums, unsecured; 7.44% interest, due March 2016	$43,810	$—
Term loan with investor executed July 30, 2015, unsecured, 10% interest; due July 30, 2016	$3,000,000	—
Two notes payable to investors, unsecured, 10% interest; due October 31, 2015	$500,000	500,000
Promissory note to an entity; 10% interest, due December 2015	—	100,000
Three note payables to an entity for the financing of insurance premiums, unsecured; 8.63% interest, due April 2015; 14% interest, due February 2014; 11% interest, due August 2014	—	7,771
Debt discount for 25,000 shares issued relating to note payable	—	(1,930)
Debt discount for derivative liability embedded in note payable	—	(13,308)
	$3,543,810	$592,533

During the quarter ended March 31, 2015, the Company settled the $100,000 note payable with 681,100 shares valued at $102,164. Interest expense on the note payable was $2,164.

Interest expense for the quarter ended September 30, 2015 was $69,928. Of that amount, $52,020 relates to the Kern Bluff financing, $3,496 relates to notes payable and insurance financing; $14,412 relates to interest accrued on the bridge loans. Interest expense for the quarter ended September 30, 2014 was $83,766.

In March 2014, the Company closed on a $500,000 bridge loan from two individuals. These notes have a 180 day term and bear interest of 10%. The $500,000 of notes are due on October 31, 2015. Additionally, the investors received 500,000 warrants to purchase the Company’s stock at $0.34 per share for a term of two years.

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

(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED

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

In July of 2015, the Company issued 6,000,000 shares of common stock and paid $1,900,000 in cash for the Kern Bluff Oil Field. The Company had paid a $100,000 deposit on the property in May of 2015, upon execution of a letter of intent (LOI) on the field.

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

NOTE 8 – STOCK OPTION PLAN - CONTINUED

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

For the three months and nine months ended September 30, 2015, the Company recorded $189,696 and $264,693, respectively, as a stock based compensation expense. The Company expects to incur an additional $37,498 as a stock based compensation expense during 2015.

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

On July 29, 2015 as approved by the Board of Directors, the Company granted 4,700,000 stock options to three members of management and to one member of the Board of Directors.  These options vest over a three year period, at $0.15 per share for a term of seven years.  The total fair value of these options at the date of grant was estimated to be $376,490 and was determined using the Black Scholes option pricing model with an expected life of 7 years, risk free interest rate of 1.872%, dividend yield of 0%, and expected volatility of 333%. During the 3 month period ended September 30, 2015, $152,198 was recorded as a stock based compensation expense.

The following is a summary of the status of all of the Company’s stock options as of September 30, 2015 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2015	4,800,000	$ 0.26	4.46
Granted on July 29, 2015	4,700,000	$ 0.15	6.90
Exercised	-	$ 0.00	-
Cancelled	-	$ 0.00	-
Outstanding at September 30, 2015	9,500,000	$ 0.20	5.51
Exercisable at September 30, 2015	5,964,000	$ 0.21	4.80

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

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2015 and changes during the period ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2015	500,000	$ 0.34	0.50
Granted	-	$ 0.00	-
Exercised	-	$ 0.00	-
Cancelled	-	$ 0.00	-
Total Outstanding at September 30, 2015	500,000	$ 0.34	0.50
Exercisable at September 30, 2015	500,000	$ 0.34	0.50

NOTE 10 – SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

Overview

Citadel is an energy company engaged in the exploration and development of oil and natural gas properties. Our properties are located in the San Joaquin Basin of California. Subject to availability of capital, we strive to implement an accelerated development program utilizing capital resources, a regional operating focus, an experienced management and technical team, and enhanced recovery technologies to attempt to increase production and increase returns for our stockholders. Our corporate strategy is to build value in the Company through the acquisition of oil and gas leases with significant upside potential, successful exploration and exploitation and the efficient development of these assets.

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

In December of 2014, Citadel began a work-over on the Yowlumne #2-26 well including installation of a new pump in February of 2015. The well has been producing approximately 20- 25 barrels per day (32 degree API quality) since the beginning of March. In June the well’s pump had a mechanical issue, the company performed well maintenance in August returning the well to its previous production level. Citadel is in the final stages of the CEQA process to permit two additional exploration wells on the Yowlumne acreage. Recent regulatory changes, including SB4 the State of California’s bill on fracking have delayed the final approval of our CEQA application. As such we do not expect to have these prospects permitted until 2016, at which time we will determine when to drill. Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 15,000 feet. Citadel currently has a 75% working interest in these exploration prospects and is the operator.

On November 4, 2014 voters in the County of San Benito passed Measure J which bans hydraulic fracturing and other stimulation techniques defined as “high intensity petroleum operations” by the Measure, including cyclic steam injection. The initiative was passed by a count of 8,034 to 5,605. In advance of the initiative passing, the County preemptively passed an ordinance allowing for exemptions from the application of the Measure in the event the Measure would result in a taking. A regulatory taking is a situation in which a government regulation limits the uses of private property to such a degree that the regulation effectively deprives the property owners of economically reasonable use or value of their property right to such an extent that it deprives them of utility or value of that property right, even though the regulation does not formally divest them of title to it. Accordingly, Citadel Exploration Inc. will provide the County of San Benito the ability to compensate the company for the diminished value at the Indian Oil Field based on the reasonable Unrisked Resource Potential the property would ultimately yield, or allow Citadel to proceed with full field development and cyclic steam injection under the exemption ordinance. At this time Citadel has preserved its rights regarding Project Indian, however in light of the Company’s recent acquisition, capital spending has been shifted from Project Indian to Kern Bluff Oil Field and the development of the field seems highly unlikely. Therefore management has determined to impair the costs associated with the project.

On July 31, 2015 Citadel acquired approximately 1,100 acres of leases, production facilities and equipment that encompassed the Kern Bluff Oil Field. As consideration for this acquisition Citadel issued 6,000,000 shares of common stock and paid $2,000,000 in cash. The transaction was financed via a $3,000,000 one year term loan from Cibolo Creek Partners, of Midland Texas. At the end of September, Citadel had returned 4 wells back onto production, with 3 more wells expected to be completed in October. At the time of acquisition, one well was producing approximately 8 barrels of oil per day (BOPD). Production at the end of the quarter, was approximately 50 BOPD, and is estimated to increase to over 100 BOPD once all 8 wells are on production. Thus far operations have exceeded expectations; as such the Company needs to increase the capacity of its production facilities. The previous operator was utilizing rental facilities, which had a maximum capacity of 50 BOPD. During the next 60-90 days, the Company will focus on remediating the fields existing facilities to accommodate 300-500 BOPD of production. Once the facilities are complete, the Company will begin workover operations on the next 10 identified idle well bores. At acquisition the field had 29 idle well bores, of which 7 have been returned to production. The Company anticipates its workover activities to continue into 2016 and will then move to drill new vertical and horizontal wells.

Going Concern

The condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying condensed consolidated financial statements, the Company has incurred an accumulated deficit in the amount of $6,459,022 as of September 30, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months and Nine Months Ended September 30, 2015 and September 30, 2014

For the three months and nine months ended September 30, 2015, revenue totaled $20,287 and $80,428, respectively. Revenue was minimal during these same periods in 2014.

For the three months and nine months ended September 30, 2015, operating expenses totaled $1,919,045 and $2,483,904, respectively. For the three months and nine months ended September 30, 2014, the Company's operating expenses totaled $361,572 and $1,186,386, respectively. Operating expenses consisted of general and administrative costs, amortization and depreciation, professional fees, and executive compensation. During the 3 months ended September 30, 2015, a one-time impairment expense was incurred in the amount of $1,433,570 which significantly increased operating expenses compared to the three months ended September 30, 2014.

For the three months and nine months ended September 30, 2015, general and administrative expenses totaled $57,084 and $244,799, respectively. For the three months and nine months ended September 30, 2014, general and administrative expenses totaled $78,340 and $261,828, respectively. This decrease from the prior period was primarily due to a reduction in marketing and insurance expenses.

For the three months and nine months ended September 30, 2015, professional fees totaled $26,514 and $44,749, respectively. For the three months and nine months ended September 30, 2014, professional fees totaled $117,563 and $212,615, respectively. The decrease from the prior period was primarily due to services provided to the Company for accounting, consulting and legal.

For the three months and nine months ended September 30, 2015, executive compensation totaled $317,253 and $641,430, respectively. For the three months and nine months ended September 30, 2014, executive compensation totaled $127,456 and $638,931, respectively.

Liquidity and Capital Resources

The Company recently revised its 2015 capital budget to approximately $4,000,000 for the acquisition and development of the Kern Bluff Oil Field, Yowlumne and additional lease acquisitions. We may revise our capital budget during the year as a result of acquisitions and/or drilling outcomes or significant changes in cash flows.

As of September 30, 2015, we had $329,459 of current assets; of this amount $248,536 was cash. The following table provides detailed information about the net cash flow for the quarters ended September 30, 2015 and September 30, 2014 as presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(535,261)	$(517,908)
Net cash used in investing activities	(2,612,437)	(590,380)
Net cash provided by financing activities	3,125,936	722,235
Net change in cash	(21,762)	(386,053)
Cash, beginning of period	270,298	402,649
Cash, end of period	$248,536	$16,596

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in investing activities consisted of purchases of oil and gas properties totaling $2,000,000 and payment for drilling expenses on oil and gas properties of $612,437 on the Company’s properties.

Financing activities

The net cash provided by financing activities consisted of proceeds from a $3,000,000 note, note repayments totaling $113,308, and common stock proceeds, net of offering costs, of $239,244.

As of September 30, 2015, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

Without cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully develop our Kern Bluff Oil Field, exploration drilling at Yowlumne and or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures.

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

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A. to Part I of Form 10-K for the year ended December 31, 2014 (filed April 15, 2015) to which reference is made herein.

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

In July of 2015, the Company approved the issuance of 6,000,000 common stock shares as partial consideration for the purchase of the Kern Bluff Oil Field.

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

Subsequent Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended September 30, 2015

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

2012 Stock Incentive Plan

On September 1, 2012, we adopted the 2012 Stock Incentive Plan. We have reserved for issuance an aggregate of 10,000,000 shares of common stock under our 2012 Stock Incentive Plan. To date 9,500,000 options and no shares of common stock have been granted under this plan.

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

CITADEL EXPLORATION, INC.

Date: November 16, 2015	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)