Form 10-K
period 2015-12-31
Citadel Exploration, Inc.
filed 2016-04-15
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K

___________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 30, 2015 (the last business day of the registrant's most recently completed fourth fiscal quarter) was $5,822,100 based on a share value of $0.15. The number of shares of Common Stock, $0.001 par value, outstanding on April 15, 2016 was 38,814,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CITADEL EXPLORATION, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2015

Index to Report

on Form 10-K

PART I		Page

Item 1.	Business	2
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	2
Item 3.	Legal Proceedings	22
Item 4.	Mine Safety Disclosures	22

PART IV

Item 15.	Exhibits, Financial Statement Schedules	38

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

PART I

ITEM 1. BUSINESS AND 2. PROPERTIES

Business Development

Citadel Exploration, Inc. (“Citadel”) was formed as a Nevada corporation in December 2009. On March 2, 2011, Citadel changed its name from Subprime Advantage, Inc. to Citadel Exploration, Inc. Effective May 3, 2011, Citadel completed the acquisition of the Indian Shallow Oil Development Project, located in the Bitterwater sub-basin of the Salinas Basin in California, consisting of 689 acres of leased property from Vintage Petroleum, LLC (Vintage), then a division of Occidental Petroleum (NYSE: OXY), through the acquisition of 100% of the outstanding membership interest of Citadel Exploration, LLC, a California Limited Liability Company (“CEL”) pursuant to the Membership Purchase Agreement and Plan of Reorganization (“Membership Purchase Agreement”).

As a result of our acquisition of CEL, we have a broad portfolio of capital investment opportunities that arise from CEL’s extensive knowledge of the geology and the history of oil and gas exploration and development in California as well as long-term presence and familiarity and relationships with other companies engaged in the oil and gas industry in California.

Business of Citadel

Citadel is an energy company engaged in the exploration and development of oil and natural gas properties. Our primary focus is on properties are located in the San Joaquin Basin of California. Subject to availability of capital, we strive to implement an accelerated development program utilizing capital resources, a regional operating focus, an experienced management and technical team, and enhanced recovery technologies to attempt to increase production and increase returns for our stockholders. Our corporate strategy is to build value in the Company through acquisition of gas and oil leases with significant upside potential, successful exploration and exploitation and the efficient development of these assets.

Our Projects

KERN BLUFF OIL FIELD

In July of 2015, Citadel purchased approximately 1,100 acres encompassing the Kern Bluff Oil Field in Kern County, California for $2,000,000 in cash and 6,000,000 shares of its common stock valued at $480,000. The seller also retained a royalty that varies on a lease by lease basis; Citadel has 100% working interest in the field with an 80% net revenue interest. In 2015, Citadel re-entered 7 idle well bores, and began to return those wells to production. Production as of December 31, 2015 was approximately 30 barrels of oil per day (BOPD). The field had 29 idle well bores upon acquisition, Citadel plans to re-enter each of these well bores in 2016 and attempt to return them to production.

In December of 2015, Citadel shifted its CAPEX focus to remediation of the existing acquired facilities. At the time of purchase, the oil at Kern Bluff was being processed by temporary facilities installed by the previous owner. As production increased in September, it quickly became apparent that these facilities were not capable of processing the additional volumes of oil and water being produced. The existing permanent facilities were built in the 1970’s by Gulf Oil and require extensive remediation including new pipe, valves, flanges and tank repair. In order to facilitate the remediation, Citadel elected to shut down the eight producing wells in early January. Citadel expects the facility remediation to be completed in May of 2016, at which time the facilities are estimated to have production capability of 500 BOPD. Citadel then plans to resume its return to production (RTP) program, and then begin drilling new wells in the third or fourth quarter of 2016.

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

In December of 2014, Citadel began a work-over on the Yowlumne #2-26 well including installation of a new pump in February of 2015. The well has been producing approximately 20- 25 barrels per day (32 degree API quality) since March of 2015. In June the well’s pump had a mechanical issue, the company performed well maintenance operations on the #2-26 well in August, which returned the well to production at approximately 20-25 barrels per day. During December of 2015, extremely cold weather forced the shut-down of the #2-26 well. Citadel plans to return the well to production in the second quarter of 2016. Citadel is in the final stages of the CEQA process to permit two additional exploration wells on the Yowlumne acreage. Recent regulatory changes, including SB4 the State of California’s bill on fracking have delayed the final approval of our CEQA application. As such we do not expect to have these prospects permitted until the end of 2016, at which time we will determine when to drill. Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 15,000 feet. Citadel currently has a 75% working interest in these exploration prospects and is the operator.

PROJECT INDIAN

Project Indian is located in the Bitterwater sub-basin of the Salinas Basin, north of the giant San Ardo Field. Citadel currently owns a 100% working interest at Project Indian. In July of 2014 Citadel ended its prior joint venture with Sojitz Energy Ventures. There is a 20% royalty on the property owned by Vintage Petroleum which is now a part of California Resources Corporation (CRC). CRC is now the mineral owner at Project Indian.

In January of 2014, Citadel drilled and completed the first well at Project Indian, the Indian #1-15, and conducted a successful steam cycle in June of 2014. The Indian #1-15 then produced 3 to 7 BOPD over several weeks before production halted because the well was shut-in by an order of the Superior Court of the State of California-County of Monterey entitled Center for Biological Diversity v. San Benito County Case no. M123956 (hereinafter the “Case”).

In the Case, the Center for Biological Diversity, a non-governmental entity, petitioned the Court over the approval of Project Indian by the County of San Benito on a unanimous, 5-0 vote. Specifically, it argued that Project Indian required an Environmental Impact Report and not a Mitigated Negative Declaration which was the standard of environmental due diligence required by the County before its unanimous approval of the Project. The Court approved the petition in a judgment entered on September 4, 2014, and ruled that Citadel was required to obtain an environmental impact report before commencing further work at Project Indian .

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

Based on the uncertainty of the project, management impaired $1,420,574 of value on Project Indian in the fourth quarter of 2014. The Company maintains its lease rights, takings claims, and no waiver of any right is intended by taking the foregoing impairment. Any action taken by the Company with respect to Project Indian in the near future, if any, will likely only be taken to preserve or advance the Company’s aforementioned legal rights and interests.

Proved Reserves

Evaluation and Review of Proved Reserves: Our proved reserve estimates as of December 31, 2015 were prepared based on reports by MHA Petroleum Consultants (“MHA”). MHA does not own an interest in any of our properties, nor is it employed by us on a contingent basis. Within MHA, the technical person primarily responsible for preparing the estimates set forth in the MHA letter dated March 25, 2016, filed as an exhibit to this Annual Report, was Mr. Alan Burzlaff. Mr. Burzlaff, Managing Partner at MHA and a Licensed Professional Engineer in the State of California, has been practicing consulting petroleum engineering at MHA since 2009 and has over 35 years of prior industry experience.

We do not maintain an internal staff of petroleum engineers or geoscience professionals although our management team did meet with our independent reserve engineers to provide as accurate data as reasonable for use in calculating our proved reserves relating to our assets.

Estimation of Proved Reserves: Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2015 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (1) production performance-based methods; (2) material balance-based methods; (3) volumetric-based methods; and (4) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. As our Kern Bluff property is new to the Company in 2015 and we had limited current production history, our reserves were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy.

To estimate economically recoverable proved reserves and related future net cash flows, MHA considered many factors and assumptions, including the use of reservoir parameters derived from geological and engineering data which cannot be measured directly, economic criteria based on current costs and the SEC pricing requirements and forecasts of future production rates. The current pricing environment could impact future economics.

Under SEC rules, reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. To establish reasonable certainty with respect to our estimated proved reserves, the technologies and economic data used in the estimation of our proved reserves have been demonstrated to yield results with consistency and repeatability, and include production and well test data, downhole completion information, geologic data, electrical logs, radioactivity logs, core analyses, current or estimated well cost and operating expense data.

Summary of Oil, NGLs, and Natural Gas Reserves. The following table presents our estimated net proved oil, NGLs, and natural gas reserves as of the periods indicated:

	December 31,
	2015	2014
Proved developed reserves:
Oil (MBbls)	358

Natural gas (MMcf)	0
Combined (MBoe)(1)	358
Proved undeveloped reserves:
Oil (MBbls)	1,056

Natural gas (MMcf)	0
Combined (MBoe)(1)	1,056
Proved reserves:
Oil (MBbls)	1,414

Natural gas (MMcf)	0
Combined (MBoe)(1)	1,414

(1)

One Boe is equal to six Mcf of natural gas or one Bbl of oil or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

Reserve engineering is and must be recognized as a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices and future production rates and costs. Please read “Item 1A. Risk Factors.”

Additional information regarding our proved reserves can be found in the notes to our consolidated and combined financial statements included elsewhere in this Annual Report and the proved reserve report as of December 31, 2015, which is included as an exhibit to this Annual Report.

Proved Undeveloped Reserves (PUDs)

As of December 31, 2015, our proved undeveloped reserves were composed of 1,056 MBbls of oil, 0 MMcf of natural gas, for a total of 1,414 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

The following table summarizes our changes in PUDs during the year ended December 31, 2015 (in MBoe):

Balance, December 31, 2014	0
Purchases of reserves	1,414
Extensions and discoveries	0
Revisions of previous estimates	0
Transfers to proved developed	0
Balance, December 31, 2015	1,414

Estimated future development costs relating to the development of PUDs at December 31, 2015 were projected to be approximately $1.3 million in the year ended December 31, 2016, $2.5 million in 2017, $1.3 million in 2018, $1.2 million in 2019, and $1.2 million in future periods. As we continue to develop our properties and have more well production and completion data, we believe we will continue to realize cost savings and experience lower relative drilling and completion costs as we convert PUDs into proved developed reserves in upcoming years. All of our PUD drilling locations are scheduled to be drilled within five years of their initial booking.

As of December 31, 2015, 146 MBbls of our total proved reserves were classified as proved developed non-producing.

Oil and Natural Gas Industry Overview

Oil and natural gas prices have been extremely volatile over the past twelve months and are currently at five year lows. Based on worldwide supply and demand projections and the potential for instability in areas that currently provide a large proportion of the world’s petroleum, we believe that prices are likely to remain volatile for the foreseeable future. We believe that this presents both a tremendous challenge and opportunity for our Company to grow quickly. We have assembled an experienced senior team of professionals to evaluate, acquire and manage available prospects. The experience of this team and its ability to quickly and accurately evaluate prospects and subsequently apply modern exploration, development and production techniques should be key to our Company’s success. A number of factors, including high product prices, the ease and availability of capital, and the influx of that capital into the oil and natural gas sector has resulted in tremendous competition for prospects, people, equipment and services in recent years. We believe that our planned ability to quickly and accurately assess opportunities worth pursuing, to negotiate the best possible terms and to attract the people, equipment and services required to finance and effect the projects should constitute a competitive advantage. Our goal is to grow our Company and increase stockholder value in a favorable petroleum pricing environment. We believe a focus on oil and gas will result in success and growth through added reserves and cash flow which will, in turn, provide a base for further growth and increases in stockholder value.

Our Business Strategy

Our principal strategy has been to focus on the acquisition and drilling of prospective oil and natural gas mineral leases. Once we have tested a prospect as productive, subject to availability of capital, we will implement a development program with a regional operating focus in order to increase production and increase returns for our stockholders. Our strategy is now equally focused on pursuing by-passed oil opportunities that contain significant potential reserves. Exploration, acquisition and development activities are currently focused in California. Depending on availability of capital, and other constraints, our goal is to increase stockholder value by finding and developing oil and natural gas reserves at costs that provide an attractive rate of return on our investments. The principal elements of our business strategy are:

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

Personnel

We currently have three full-time employees, our Chief Executive Officer, our Chief Financial Officer and our General Counsel. As production and drilling activities increase or decrease, we may have to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, legal services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

Re-completion	Completion of an existing well for production from one formation or reservoir to another formation or reservoir that exists behind casing of the same well.

Reserves	Generally the amount of oil or gas in a particular reservoir that is available for production.

Reservoir	The underground rock formation where oil and gas has accumulated. It consists of a porous rock to hold the oil or gas, and a cap rock that prevents its escape.

Reservoir Pressure	The pressure at the face of the producing formation when the well is shut-in. It equals the shut in pressure at the wellhead plus the weight of the column of oil in the hole.

Shut-in well	A well which is capable of producing but is not presently producing. Reasons for a well-being shut-in may be lack of equipment, market or other.

Stratigraphic Trap	A variety of sealed geologic containers capable of retaining hydrocarbons, formed by changes in rock type or pinch-outs, unconformities, or sedimentary features.

Structural Trap	A variety of sealed geologic structures capable of retaining hydrocarbons, such as a faults or a folds.

Undeveloped acreage	Leased acreage which has yet to be drilled on to test the potential for hydrocarbons.

Unitize, Unitization	Joint operations to maximize produced hydrocarbon recovery among separate operators within a common reservoir.

Working Interest	The right granted to the lessee of a property to explore for and to produce and own oil, gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

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

Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in or perceptions regarding supply and demand. Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. For example, oil prices declined significantly in late 2014 and 2015 and have remained lower for an extended period of time, Among the factors that can cause this volatility are:

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

Competition in our industry is intense. We are small and have an extremely limited operating history as compared to the vast majority of our competitors, and we may not be able to compete effectively.

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

In addition, our lease ownership is subject to forfeiture in the event we are unwilling or unable to continue making lease payments. Our leases vary in price per acre and on the term period of the lease. Each lease requires payment to maintain an active lease, or have a producing well to hold the lease. In the event we are unable or unwilling to make our lease payments or renew expiring leases, then we will forfeit our rights to such leases. Such forfeiture would prevent us from pursuing development activity on the leased property and could have a substantial impact on our gross leased acreage.

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

Estimates of proved reserves and related future net cash flows are not precise. The actual quantities of our proved reserves and future net cash flows may prove to be lower than estimated.

Many uncertainties exist in estimating quantities of proved reserves and related future net cash flows. Our estimates are based on various assumptions, which may ultimately prove to be inaccurate.

Tax law changes may adversely affect our operations.

In California, there have been proposals for tax increases for the past several years including a severance tax as high as 12.5% of the value of petroleum production in California. Although the proposals have not become law, campaigns by various interest groups could lead to future oil and gas severance taxes. The imposition of such a tax could severely reduce our profit margins and cash flow and could ultimately result in lower oil and natural gas production, which may reduce our capital investments and growth plans.

In addition, President Obama’s budget proposal for fiscal year 2017 recommended the elimination of certain federal income tax preferences currently available to oil and gas exploration and production companies as well as new taxes, all of which could harm us. The elimination of tax preferences includes (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of expensing intangible drilling costs, (iii) an increase in the amortization period from two years to seven years for geological and geophysical costs paid or incurred by independent producers and (iv) repealing the domestic manufacturing deduction for income derived from the production of oil and gas in the United States. The new taxes on oil companies proposed by President Obama include (i) a $10.25 per Boe tax and (ii) a reinstatement of the Superfund excise tax. If enacted, the new oil tax would be collected on domestically produced crude oil. The oil tax would be phased in over a five-year period beginning October 1, 2016. The reinstatement of the Superfund excise tax would be for taxable years beginning after December 31, 2016 through December 31, 2026.

Restrictions on our ability to obtain, use, manage or dispose of water may have an adverse effect on our operations.

Water management is an essential component of our operations. We treat and re-use water for a substantial portion of our needs related to activities such as steamflooding, waterflooding, pressure management, well completion and stimulation, including limited hydraulic fracturing, and we provide reclaimed water for agricultural use in certain areas. We also use supplied water from various local and regional sources , particularly for power plants and to support operations like steam injection in certain fields. Due to severe drought in California, some local and regional water districts and the state government are implementing regulations and policies that restrict water usage and increase the cost of water. Existing laws and regulations restrict our ability and increase our cost to manage and dispose of water and other fluids. The federal Clean Water Act and Safe Drinking Water Act and analogous state laws impose restrictions and strict controls on the discharge of and injection of fluids, including produced water. We must obtain permits or waivers for certain surface discharges and subsurface injection, as well as for construction activities that may affect regulated water resources. Certain government agencies have investigated and continue to study whether the discharge or injection of produced water could affect water quality or induce ground movement or seismicity, which may result in additional regulations under federal and state laws. Our enhanced production operations or fluid disposal could give rise to litigation over claims related to alleged damage to the environment or private or public property. The laws, regulations, policies and attendant liabilities relating to the use, disposal and injection of water and other fluids could increase our costs and negatively affect our development and production activities.

Concerns about climate change and other air quality issues may affect our operations or results.

Concerns about climate change and regulation of greenhouse gases (GHGs) may affect our business in many ways, including increasing the costs to provide our products and services, and reducing demand for, and consumption of, our products and services. In addition, legislative and regulatory responses to climate change may increase our operating costs. California has led other states in adopting GHG emission reduction requirements as well as mandates for renewable fuel sources. In 2006, California adopted AB 32, which established a statewide cap on GHG emissions, including on the oil and natural gas production industry, and a “cap-and-trade” program. Since 2012, California Air Resources Board (CARB) regulations have required us to obtain GHG emissions allowances corresponding to reported GHG emissions from operations and, starting in 2015, from the sale of certain products to customers for use in California. The EPA has also adopted regulations requiring the reporting of GHG emissions from certain onshore oil and natural gas production facilities on an annual basis. In 2015, the EPA expanded the scope of the GHG monitoring and reporting rule to include gathering and compression facilities as well as completions and workovers from wells that have undergone hydraulic fracturing. The EPA also proposed regulations in 2015 that would require emission controls for methane from certain equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. These additional regulations could increase our costs.

In addition, other current and proposed international agreements and federal and state laws, regulations and policies seek to restrict or reduce the use of petroleum products in transportation fuels and electricity generation, impose additional taxes and costs on producers and consumers of petroleum products and require or subsidize the use of renewable energy, which could increase our costs and reduce demand for our products and services. Federal and state regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We received notice on or about July 10, 2013 that the Center for Biological Diversity (“CBD”) had filed a law suit against the County of San Benito regarding the approval of Project Indian which is described more fully, above, as the “Case”. The Board of Supervisors voted 5-0 in favor of our application to drill 15 exploration wells on our Project Indian lease. The Court approved the petition in a judgment entered on September 4, 2014, and ruled that Citadel was required to obtain an environmental impact report before commencing Project Indian. Thereafter, the Court awarded the petitioner $347,969 as attorney’s fees and costs against the County of San Benito and Citadel, jointly and severally. The Company has requested a dismissal of its appeal of this decision which was granted as the Court required the Company to post a bond in which it was unable to qualify for. In October of 2015, the company paid $92,693 to the Center for Biological Diversity for a share of the attorney’s fees and costs outstanding which satisfied the judgment for attorney’s fees and costs in full. Currently, the County of San Benito and Company are engaged in litigation concerning the responsibility for the full-amount of the judgment for attorney’s fees and costs.

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

	2015		2014
	BID PRICES		BID PRICES
	High	Low	High	Low
1st Quarter	$0.15	$0.03	$0.50	$0.32
2nd Quarter	$0.10	$0.03	$0.55	$0.31
3rd Quarter	$0.34	$0.07	$0.45	$0.10
4th Quarter	$0.32	$0.07	$0.25	$0.10

Holders of Common Stock

As of April 15, 2016, we had approximately 81 stockholders of record of the 38,814,000 shares outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

On September 1, 2012, we adopted the 2012 Stock Incentive Plan. We have reserved for issuance an aggregate of 10,000,000 shares of common stock under our 2012 Stock Incentive Plan. To date, 9,500,000 options and no shares of common stock have been granted under this plan.

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

In March of 2015, the Company approved issued 25,000 shares of common stock to settle the stock payable of $2,250 recorded as of December 31, 2014.

In July of 2015, the Company approved the issuance of 6,000,000 common stock shares as partial consideration for the purchase of the Kern Bluff Oil Field.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2015.

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

On March 2, 2011, we changed our name from Subprime Advantage, Inc. to Citadel Exploration, Inc. in anticipation of the completion of the acquisition of 100% of all of the outstanding membership interest of CEL. The acquisition of 100% of the outstanding membership interest of CEL was completed on May 3, 2011. As a result of the completion of the acquisition, we became an oil and gas exploration company with operations in the Salinas and San Joaquin Basins of California. We have since expanded our focus to be an oil and gas exploration, development and production company.

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

In December of 2014, Citadel began a work-over on the Yowlumne #2-26 well including installation of a new pump in February of 2015. The well has been producing approximately 20- 25 barrels per day (32 degree API quality) since the beginning of March. In June the well’s pump had a mechanical issue, the company performed well maintenance in August returning the well to its previous production level. During December of 2015, extremely cold weather forced the shut-down of the #2-26 well. Citadel plans to return the well to production in the second quarter of 2016. Citadel is in the final stages of the CEQA process to permit two additional exploration wells on the Yowlumne acreage. Recent regulatory changes, including SB4 the State of California’s bill on fracking have delayed the final approval of our CEQA application. As such we do not expect to have these prospects permitted until the end of 2016, at which time we will determine when to drill. Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 15,000 feet. Citadel currently has a 75% working interest in these exploration prospects and is the operator.

On July 31, 2015 Citadel acquired approximately 1,100 acres of leases, production facilities and equipment that encompassed the Kern Bluff Oil Field. As consideration for this acquisition Citadel issued 6,000,000 shares of common stock and paid $2,000,000 in cash. The transaction was financed via a $3,500,000 one year term loan from Cibolo Creek Partners, of Midland Texas

In December of 2015, Citadel shifted its CAPEX focus to remediation of the existing acquired facilities. At the time of purchase, the oil at Kern Bluff was being processed by temporary facilities installed by the previous owner. As production increased in September, it quickly became apparent that these facilities were not capable of processing the additional volumes of oil and water being produced. The existing permanent facilities were built in the 1970’s by Gulf Oil and require extensive remediation including new pipe, valves, flanges and tank repair. In order to facilitate the remediation, Citadel elected to shut down the eight producing wells in early January. Citadel expects the facility remediation to be completed in May of 2016, at which time the facilities are estimated to have production capability of 500 BOPD. Citadel then plans to resume its return to production (RTP) program, and then begin drilling new wells in the third or fourth quarter of 2016.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the exploration stage and, accordingly, has not generated any significant revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $1,628,409 for the year ending December 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended December 31, 2015 we generated $118,327 in revenue from oil sales. During the year ended December 31 2014, we generated minimal revenue.

Operating expenses totaled $2,833,697 during the year ended December 31, 2015 as compared to $1,522,508 in the prior year ended December 31, 2014. Operating expenses primarily consisted of lease operating expenses, executive compensation, and general and administrative expenses in the year ended December 31, 2015. Operating expenses increased in 2015 as a result of the Kern Bluff acquisition.

General and administrative fees decreased $20,520 from the year ended December 31, 2014 to the year ended December 31, 2015. This decrease was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees decreased $187,763 from the year ended December 31, 2014 to the year ended December 31, 2015. The decrease was primarily due to a decrease in services provided to the Company for accounting, consulting and legal.

Executive compensation decreased $9,766 from the year ended December 31, 2014 to the year ended December 31, 2015.

Liquidity and Capital Resources

The Company has established a capital budget for 2016 of $4,000,000 to complete facility remediation, return to production up to 20 wells and drill up to 5 vertical wells and 1 horizontal well. Given the current state of depressed oil prices, the Company’s ability to complete this capital budget will be highly dependent on higher oil prices and access to capital.

As of December 31, 2015, we had $200,647 of current assets; of this amount $146,555 was cash. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Net cash used in operating activities	$(806,057)	$(615,675)
Net cash used in investing activities	(2,943,623)	(682,313)
Net cash provided by financing activities	3,625,936	1,165,637
Net increase (decrease) in cash	(123,743)	(132,351
Cash, beginning of year	270,298	402,649
Cash, end of year	$146,555	$270,298

Investing activities

Net cash used in investing activities was $2,943,623 for the year ended December 31, 2015. The net cash used in investing activities consisted primarily of payments for the acquisition of Kern Bluff Oil Field and drilling expenses on oil and gas properties.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2015 was $3,625,936. The net cash provided by financing activities substantially consisted of proceeds from a $3,000,000 and a $500,000 note, note repayments totaling $113,308, and common stock proceeds, net of offering costs, of $239,244.

As of December 31, 2015, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

Contractual Obligations

An operating lease for rental office space was entered into beginning March 1, 2013 for two years at $2,150 per month. The original lease was amended to include additional space at a price of $1,100 per month for the same term.  The original term of the lease expired on March 1, 2015. As such our office lease is now on a month to month basis at a rate of $3,000 per month.

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

Because of our limited operating history we have only generated minimal revenue from the sale of oil or natural gas. Our activities have been limited to raising capital, negotiating WI agreements, becoming a publicly traded company and preliminary analysis of reserves and production capabilities from our exploratory test wells.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

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

Name	Age	Title	Director Since
Armen Nahabedian	37	Chief Executive Officer, President & Director	8/9/2011
Daniel Szymanski	53	Director	5/3/2011
Philip J. McPherson	41	Chief Financial Officer, Secretary, Treasurer & Director	9/1/2012
Jim Walesa	55	Chairman of the Board	9/1/2014
James Borgna	37	Director	5/3/2011

Armen Nahabedian, 37, President, Chief Executive Officer, and a Director: Mr. Nahabedian is a fourth generation oil and gas explorer in the state of California. In 1999, Mr. Nahabedian joined the United States Marine Corp as an infantryman and reached the rank of Corporal (E-4) before serving in operation Iraqi Freedom and receiving an honorable discharge in 2003. Mr. Nahabedian immediately thereafter went to work in the oil fields of the South San Joaquin Valley for his family’s oil company, The Nahabedian Exploration Group. After early success in his exploration efforts Mr. Nahabedian became a regional supervisor and managed the drilling operations for some of the deepest exploratory wells drilled in the state of California from 2004 through 2007. In 2007, Mr. Nahabedian then joined The Nahabedian Exploration Group as a partner and supervised land acquisition efforts (over 750,000 acres leased or optioned) and prospect generation. Mr. Nahabedian continued to act as an operational supervisor and in 2009; he became involved in business development and finance. Acting as the company’s primary fund raiser Mr. Nahabedian educated himself in public financing and securities and with the assistance of an experienced legal team formed Citadel Exploration, Inc. in 2011.

Daniel L. Szymanski, 53, Director: Dan Szymanski comes to the board of Citadel Exploration, Inc. with over 20 years of industry experience, including exploration and production assignments with Tenneco and Chevron, and worldwide exploration with Occidental. Dan served as Manager of Business Development, then Manager-Financial Planning and Analysis at Oxy's Headquarters in LA. His final role at Oxy was Asset Manager for 42 oil and gas fields producing in California’s San Joaquin and Sacramento Valleys. Since 2008, Dan has been a consultant to the oil and gas industry and partner in a seismic data firm. Mr. Szymanski has a Bachelors degree in Geology from the University of Wisconsin and a Masters in Geophysics from Purdue.

Philip J. McPherson, 41, Chief Financial Officer and Director: Mr. McPherson joined Citadel Exploration in September of 2012 with nearly two decades of experience in the capital markets and financial services sectors.  He started his career as a retail stock broker with Mission Capital in 1997 and became partner before it was acquired by oil and gas boutique C. K. Cooper & Company. At C.K. Cooper, Mr. McPherson was a research analyst specializing in small cap exploration & production companies.  In 2007, he joined Global Hunter Securities as a partner and managing director of the energy research group. During his Wall Street career, Mr. McPherson was presented the Wall Street Journal “Best on the Street” Award was named a Zack’s 5-Start Analyst for three consecutive years.  He is a recognized expert on California E&P firms. Mr. McPherson received his Bachelors in Economics from East Carolina University.

James Walesa, 55 Chairman of the Board:  Mr. Walesa has more than three decades of experience in financial services with an emphasis on the energy industry. He started in 1982 with First Investors (FIC) as a registered representative in Chicago and became the youngest vice president in firm history at age 26. He left FIC to form Asset Management & Protection Corporation (AMPC) in May 1988. AMPC started from scratch and today manages over $500 million. Mr. Walesa entered the energy industry in 1992 in the Permian Basin. He and some of his clients were original investors in Basic Energy Services (BAS: NYSE) and Southwest Royalties, now part of Clayton Williams Energy (CWE: NYSE). He is also a founding member of the Offshore Energy Center in Galveston, Texas. Mr. Walesa and AMPC clients continue to provide startup capital for energy related companies and was an original investor in Citadel’s first offering. Mr. Walesa previously served on the board of NASDAQ-traded Financial Assurance and several private companies. He was the Chicago Chairman for the National Multiple Sclerosis Society and is a member of the Alzheimer’s Alois Society in recognition of his leadership and support of the Alzheimer’s Association to prevent and cure dementia related disease.

James Borgna, 37, Director: Mr. Borgna is a third generation oil and gas industry supplier and producer. Mr. Borgna currently owns and operates Grey Energy LLC which supplies production facilities and process equipment in California.  Mr. Borgna specializes in scalable facilities that are fabricated work in-house. Mr. Borgna has supervised the fabrication of oil and gas facilities for many of the major operators in the San Joaquin Basin. Mr. Borgna gained valuable experience with project management, facilities design, and gained familiarity with permitting guidelines and restrictions. Prior to joining his family in the oil and gas industry Mr. Borgna served six years in the United States Navy and achieved the rank of E-5.

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

Summary Compensation

During the year ended December 31, 2015, we entered into new employment contracts with both our CEO and CFO on September 1, 2015. The contract calls for each to receive a base salary of $20,000 per month for the first 12 months. The base salary shall increase to $25,000 per month for the next 12 month period and then increase to $30,000 per month for the final 12 months of the three year contract. As of the date of the salary increase, the CEO and CFO have deferred payment of approximately $10,000 per month of salary during the first year of the contract. The CEO and CFO are also entitled to quarterly and annual bonuses upon reaching mutually agreeable objectives set by Employer and Employee. The CEO and CFO shall be entitled to receive and or participate in all benefit plans and programs of Employer currently existing or hereafter made available to executives and or senior management of the Employer.

Summary Compensation Table

The table below summarizes the total compensation earned by our Executive Officers but does not account for deferred compensation as discussed above, for the last two fiscal years ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Armen Nahabedian,	2015	240,000	-0-	-0-	123,700	-0-	-0-	-0-	363,700
Chief Executive Officer, President, and Director (1)	2014	200,000	-0-	-0-	74,997	-0-	-0-	-0-	214,997

Philip McPherson	2015	240,000	-0-	-0	123,700	-0-	-0-	-0-	363,700
Chief Financial Officer, Secretary, Treasurer, and Director (2)	2014	200,000	-0-	-0	74,997	-0-	-0-	-0-	214,997

(1)	Mr. Nahabedian was appointed Chief Executive Officer, President, and a Director of the Company on August 9, 2011.

(2)	Mr. McPherson was appointed Chief Financial Officer, Secretary, Treasurer, and a Director of the Company on September 1, 2012.

Termination of Employment

Pursuant to the terms of the employment contracts for the company’s CEO and CFO, in the event of a change of control the CEO and CFO are entitled to five years of current monthly salary and five years of medical insurance. Additionally all unvested stock options immediately vest.

Option Grants in Last Fiscal Year

On July 29, 2015 the Board of Directors approved the granting of 4,700,000 stock options at $0.15 per share for a term of seven years to three of the five board members and to the newly appointed General Counsel. These stock options were granted under the current 2012 Stock Incentive Plan for up to 10,000,000 shares. Currently the Company has granted 9,500,000 shares under this plan.

Director Compensation

As a result of having limited capital resources we do not currently have an established compensation package for our board members. Therefore the Board of Directors approved issuing 800,000 stock options at $0.55 per share in 2014 as compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 15, 2016 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 38,814,000 shares of common stock outstanding.

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

Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name and address of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned

Common	Armen Nahabedian, Chief Executive Officer, President & Director	4,421,500	11.0%
Common	Daniel L. Szymanski, Chairman of the Board	250,000	1.0%
Common	Philip J. McPherson, CFO & Director	2,030,000	5.0%
Common	James Walesa, Director(2)	2,059,364	5.0%
Common	James Borgna, Director	200,000	0.9%
Common	Kern Bluff Resources, LLC	6,000,000	16.0%
Common	Vahagn Nahabedian	4,000,000	11.0%

	All Beneficial Owners as a Group	18,960,864	49.0%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Parties’ address is care of the Company at 417 31st St. Unit A, Newport Beach, CA 92663

(2)	Includes 1,425,000 shares owned by Cibolo Creek Partners of which Mr. Walesa is a member.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the year ended December 31, 2015, the Company made the following purchases from entities considered related parties; $227,903 for oil field equipment and services from Grey Energy. Grey Energy is owned by James Borgna, who is a member of our Board of Directors.

In December 2014, we entered an agreement with Jim Walesa and Cibolo Creek Partners to fund $300,000 towards the Yowlumne #2-26 recompletion. In this agreement Mr. Walesa and Cibolo Creek will receive 75% of the net revenue after expenses, until they have received $300,000 in payment. Upon full repayment, Mr. Walesa and Cibolo Creek will receive a 3% royalty on the well. Mr. Walesa is currently on the Board of Directors of Citadel and a member of Cibolo Creek Partners.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth the fees paid or accrued by us for the audit and other services provided by Anton and Chia, LLP for the audit of our annual financial statements for the year ended December 31, 2015 and the re-audit for year ended December 31, 2014:

	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2014

Audit Fees(1)	$22,235	$25,500
2014 Re-Audit Fees	$14,175	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$36,410	$25,500

(1)	Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

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

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the "Index to Financial Statements" at page are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	ending	Exhibit	date
3(i)(a)	Articles of Incorporation of Citadel Exploration, Inc.		S-1		3(i)(a)	2/11/10
3(i)(b)	Certificate of Amendment – Name Change – Dated March 3, 2011		8-K		3(i)(b)	3/10/11
3(i)(c)	Certificate of Change – Dated March 3, 2011		8-K		3(i)(c)	3/10/11
3(ii)(a)	Bylaws of Citadel Exploration, Inc.		S-1		3(ii)(a)	2/11/10
10.1	Membership Purchase Agreement and Plan of Reorganization– Dated February 28, 2011		8-K		2.1	3/31/11
10.2	Addendum No. 1 to Membership Purchase Agreement and Plan of Reorganization – Dated April 27, 2011		8-K		2.2	5/3/11
10.3	Letter Agreement – Dated February 22, 2012		8-K		10.1	3/22/12
10.4	Bridge Loan Agreement		8-K		10.4	4/4/14
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.2	Presentation – Dated November 10, 2011		8-K		EX. 99.2	11/15/12
99.3	MHA Reserve Report – Dated March 25, 2016	X	10-K		EX. 99.3	04/15/16
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EXPLORATION, INC.

By: /s/Armen Nahabedian

Armen Nahabedian, President

Date: April 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Armen Nahabedian	Chief Executive Officer (Principal Executive Officer), President, and Director	April 15, 2016
Armen Nahabedian

/s/Philip J. McPherson	Chief Financial Officer (Principal Financial Officer) Secretary, Treasurer, and Director	April 15, 2016
Philip J. McPherson

/s/Daniel L. Szymanski	Director	April 15, 2016
Daniel L. Szymanski

/s/James Walesa	Chairman of the Board	April 15, 2016
James Walesa

/s/James Borgna	Director	April 15, 2016
James Borgna

CITADEL EXPLORATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Citadel Exploration, Inc.

We have audited the accompanying consolidated balance sheets of Citadel Exploration, Inc. and subsidiary (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citadel Exploration, Inc. and subsidiary of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Anton & Chia, LLP

Newport Beach, CA

April 14, 2016

CITADEL EXPLORATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
		(Restated)
ASSETS
Current assets:
Cash	$146,555	$270,298
Other receivable	19,342	1,209
Prepaid expenses	29,870	35,886
Product inventory	4,881	4,881
Total current assets	200,648	312,274
Deposits	9,900	4,900
Restricted cash	245,000	45,000
Oil and gas properties (successful efforts basis), buildings and equipment, net	4,173,307	621,680
Other assets, net	13,860	25,927
Total assets	$4,642,715	$1,009,781

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,047,169	$604,558
Accrued interest payable	227,945	—
Notes payable, net	525,034	592,533
Notes payable, net (related party)	3,500,000	—
Derivative liability	—	13,308
Total current liabilities	5,300,148	1,210,399
Asset retirement obligation	198,279	48,923
Production payment liability	300,000	300,000
Total liabilities	$5,798,427	$1,559,322

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 38,814,000 and 31,389,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	38,814	31,389
Additional paid-in capital	5,690,560	4,673,497
Accumulated deficit	(6,885,086)	(5,256,677)
Share subscription payable	—	2,250
Total stockholders’ equity	(1,155,712)	(549,541)
Total liabilities and stockholders’ equity	4,642,715	1,009,781

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years
	ended
	December 31,
	2015	2014
		(Restated)

Revenue	$118,327	$19

Operating expenses:
Lease operating expense	199,908	103,883
Geological and geophysical expense	9,985	2,396
General and administrative	306,471	326,991
Depreciation, depletion and amortization	20,226	14,976
Professional fees	67,410	255,173
Executive compensation	809,323	819,089
Dry hole, abandonment, impairment and exploration	—	1,420,374
Total operating expenses	1,413,323	2,942,882
Other expenses:
Gain – other	—	8,316
Loss – contingency	(87,000)	—
Gain (loss) – notes payable settlement	(26,080)	33,545
Gain – debt extinguishment	—	73,573
Interest expense	(220,413)	(202,902)
Total other expenses	(333,493)	(87,468)

Loss before provision for income taxes	(1,628,409)	(3,030,331)

Provision for income taxes	—	—

Net loss	$(1,628,409)	$(3,030,331)

Weighted average number of common shares	34,937,077	29,370,223
outstanding - basic

Net loss per common share - basic	$(0.05)	$(0.10)

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional			Total
	Common Shares		Paid-In	Stock	Accumulated	Equity
	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance at December 31, 2013	28,949,823	$28,950	$3,332,982	$—	$(2,226,346)	$1,135,586
Shares issued for settlement of notes payable	559,092	559	272,745	—	—	273,304
Shares issued for services	205,085	205	114,133	—	—	114,338
Shares issued for services	875,000	875	182,625	—	—	183,500
Warrants issued with notes payable	—	—	85,325	—	—	85,325
Stock option compensation	—	—	414,487	—	—	414,487
Debt/warrant conversion	800,000	800	271,200	—	—	272,000
Share subscription payable	—	—	—	2,250	—	2,250
Net loss	—	—	—	—	(3,030,331)	(3,030,331)
Balance at December 31, 2014 (Restated)	31,389,000	$31,389	$4,673,497	2,250	$(5,256,677)	$(549,541)

Shares issued for cash	718,904	719	107,117	—	—	107,836
Shares issued for property purchase	6,000,000	6,000	474,000	—	—	480,000
Warrants issued with notes payable	—	—	3,054	—	—	3,054
Stock option compensation	—	—	302,189	—	—	302,189
Shares issued for settlement of notes payable	681,100	681	101,483	—	—	102,164
Shares issued for share subscription settlement	25,000	25	3,725	(2,250)	—	1,500
Shares issued upon conversion of debt	—	—	25,495	—	—	25,495
Net loss					(1,628,409)	(1,628,409)
Balance at December 31, 2015	38,814,004	$38,814	$5,690,560	—	$(6,885,086)	$(1,155,712)

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years
	ended
	December 31,
	2015	2014
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,628,409)	$(3,030,331)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation, amortization and accretion	20,226	14,976
Amortization of debt discount	10,291	159,083
Abandonment and impairment	—	1,456,572
Gain – other	—	(8,316)
Gain – notes payable settlement	26,080	(33,545)
Gain – debt extinguishment	—	(73,573)
Executive stock based compensation expense	302,188	414,487
Non-employee stock based compensation	—	297,388
Changes in operating assets and liabilities:
Decrease (Increase) in other receivable	(18,133)	61,958
Decrease in prepaid expenses	6,016	6,153
Increase in product inventory	—	—
Increase in deposits	(205,000)	(900)
Increase in accounts payable and accrued liabilities	439,543	80,725
Increase (decrease) in accrued interest payable	227,945	39,648
Net cash used in operating activities	(819,253)	(615,675)
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development of oil and gas properties	(930,426)	(654,148)
Property Acquisitions	(2,000,000)
Purchase of fixed assets	—	(28,165)
Restricted cash	—	—
Net cash used in investing activities	(2,930,426)	(682,313)
CASH FLOWS FROM FINANCING ACTIVITIES
Production advance	—	300,000
Proceeds from sale of common stock, net of costs	239,244	272,000
Proceeds from notes payable	3,500,000	670,268
Repayments of notes payable	(113,308)	(76,631)
Net cash provided by financing activities	3,625,936	1,165,637

NET CHANGE IN CASH	(123,743)	(132,351)

CASH AT BEGINNING OF YEAR	270,298	402,649

CASH AT END OF YEAR	$146,555	$270,298

SUPPLEMENTAL INFORMATION:
Interest paid	$(651)	$(2,450)
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing of insurance	$62,584	$70,268
Issuance of common stock as part of oil and gas property acquisition	$480,000	—
Conversion of debt to equity	$25,495	—
Issuance of common stock for settlement of notes payable and accrued interest	$102,164	$2,038,452
Asset retirement obligation	$146,720	$48,923
Accounts payable related to property exchange	$—	$97,451
Other receivables related to property exchange	$—	$22,507

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

On May 3, 2011, Citadel Inc completed the acquisition of 100% interest in Citadel Exploration, LLC, a California limited liability company, ("Citadel LLC") pursuant to a Membership Purchase Agreement (the "MPA").  Under the MPA, Citadel Inc issued 14,000,000 shares of its common stock to an individual in exchange for a 100% interest in Citadel LLC.  Additionally under the MPA, the former officers and directors of Citadel Inc agreed to cancel 7,696,000 shares of its common stock.  For accounting purposes, the acquisition of the Citadel LLC by Citadel Inc has been accounted for as a recapitalization, similar to a reverse acquisition except no goodwill is recorded, whereby the private company, Citadel LLC, in substance acquired a non-operational public company (Citadel Inc) with nominal assets and liabilities for the purpose of becoming a public company.   Accordingly, Citadel LLC are considered the acquirer for accounting purposes and thus, the historical financials are primarily that of Citadel LLC.  As a result of this transaction, Citadel Inc changed its business direction and is now involved in the acquisition and development of oil and gas resources in California.  Citadel LLC was incorporated on November 6, 2006 (Date of Inception) and accordingly, the accompanying financial statements are from the Date of Inception of Citadel LLC through ending reporting periods reflected.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

Principles of consolidation

For the years ended December 31, 2015 and 2014, the consolidated financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC.   All significant intercompany balances and transactions have been eliminated.   Citadel Exploration, Inc. and Citadel Exploration, LLC will be collectively referred herein to as the “Company”.

Nature of operations

Currently, the Company is focused on the acquisition and development of oil and gas resources in California.

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Assumptions, Judgments, and Estimates

In the course of preparing the financial statements, management makes various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, revenues and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments, and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts previously established. The more significant areas requiring the use of assumptions, judgments, and estimates include: (1) oil and natural gas reserves; (2) cash flow estimates used in impairment tests of long-lived assets; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) income taxes; (7) valuation of derivative instruments; and (8) accrued revenue and related receivables. Although management believes these estimates are reasonable, actual results could differ from these estimates.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and 2014. See Footnote No. 13, “Fair Value of Financial Instruments,” for further information. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Materials and supplies are valued at weighted-average cost and are reviewed periodically for obsolescence. Finished goods include oil and natural gas products, which are valued at the lower of cost or market.

Oil and Natural Gas Properties

Effective, January 1, 2013, the Company changed its policy to account for its oil and natural gas exploration and development costs using the successful efforts method. The Company evaluated the impact on the prior periods and there were no material changes to the balance sheet as a result of the change in accounting policy. Exploratory well costs are capitalized pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes. All exploratory wells are evaluated for economic viability within one year of well completion, and the related capitalized costs are reviewed quarterly. Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The costs of development wells are capitalized whether productive or nonproductive. We review our oil and natural gas producing properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment charge is recorded based on the fair value of the asset. This may occur if a field contains lower than anticipated reserves or if commodity prices fall below a level that significantly effects anticipated future cash flows on the field. The fair value measurement used in the impairment test is generally calculated with a discounted cash flow model using several Level 3 inputs which are based upon estimates, the most significant of which is the estimate of net proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may all differ from those assumed in these estimates.

Property, Plant and Equipment

The Company records all property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation is calculated on a straight-line basis over estimated useful lives ranging from 5 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. Leasehold improvements include the cost of the Company’s internal development and construction department. The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.

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

Restricted cash

The Company has three bonds at financial institutions to meet financial bonding requirements in the state of California. As of December 31, 2015, restricted cash totaled $245,000.

Debt discount

The Company records debt discount as a contra liability account and is presented net of the associated note payable. The discount is amortized over the life on the note payable using the straight line method because the straight line method approximates the effective interest method.

Revenue Recognition

Revenues associated with sales of oil are recognized when delivery has occurred and title has transferred, and if the collectability of the revenue is probable.

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Retirement Obligation

The Company's asset retirement obligations (AROs) relate to future costs associated with plugging and abandonment of oil wells, removal of equipment and facilities from leased acreage and returning such land to its original condition. The fair value of a liability for an ARO is recorded in the period in which it is incurred (typically when the asset is installed at the production location), and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period through charges to depreciation, depletion and amortization expense, and the capitalized cost is depleted on a units-of-production basis over the proved developed reserves of the related asset. Revisions to estimated AROs result in adjustments to the related capitalized asset and corresponding liability.

Revenue & Expense Recognition

The Company utilizes accrual basis of accounting when measuring financial position and operating results. The accrual basis recognizes revenues and expenses in the accounting period in which those transactions, events, or circumstances occur (goods or services are received) and become measurable.

The Company recognizes oil revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.

The Company recognizes its expenses when the expenses are incurred, not necessarily when they are paid. Expenses are generally incurred when the company receives tangible goods or services are provided.

Lease operating expense

Operating expenses include field operating expenses, transportation expenses, compression charges, and an allocation of overhead that directly relates to production activities.

Depreciation, Depletion and Amortization

The provision for DD&A-oil and natural gas production is calculated on a field-by-field basis using the unit-of-production method. Projected future production rates, the timing of future capital expenditures as well as changes in commodity prices, may significantly impact estimated reserve quantities. Depreciation, depletion and amortization —oil and natural gas production is dependent upon our estimates of total proved and proved developed reserves, which estimates incorporate various assumptions and future projections. These estimates are subject to change as additional information and technologies become available. Accordingly, oil and natural gas quantities ultimately recovered and the timing of production may be substantially different than projected. Reduction in reserve estimates may result in increased depreciation, depletion and amortization oil and natural gas production, which in turn reduces net earnings. Changes in reserve estimates are applied on a prospective basis. Such a decline in reserves may result from lower commodity prices, which may make it uneconomic to drill for and produce higher costs fields.

CITADEL EXPLORATION, INC.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The net operating loss carryforward for the year ended December 31, 2015 is $6,879,492 and the deferred tax asset is $1,330,049. The Company maintains a full valuation allowance for the deferred tax asset of $1,330,049.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2015 and 2014, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2015 and 2014, no income tax expense has been recorded.

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. Proved oil properties are reviewed for impairment on a field-by-field basis, annually or when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. The Company estimates the expected future cash flows of its oil properties and compares these undiscounted cash flows to the carrying amount of the oil properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will write down the carrying amount of the oil properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future capital expenditures, and discount rates commensurate with the risk associated with realizing the projected cash flows.

Unproved oil and natural gas properties are periodically assessed for impairment on a project-by-project basis. The impairment assessment is affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize an impairment loss at that time.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through March 2016 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the exploration stage and, accordingly, has not yet generated significant revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred a net loss since inception through the period ended December 31, 2015 of $6,885,086. In addition, the Company’s exploration activities since inception have been financially sustained through debt and equity financing.

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

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

NOTE 3 –PREPAID EXPENSES

As of December 31, 2015 and 2014, the Company had prepaid insurance totaling $29,870 and $35,886 respectively. The prepaid insurance will be expensed on a straight line basis over the remaining life of the insurance policies. During the years ended December 31, 2015 and 2014, the Company recorded $125,801 and $54,702 of insurance expenses. As of December 31, 2015 and 2014, the Company had a prepaid deposit of $5,000 and $5,000 respectively for leased office space.

NOTE 4 – OIL AND GAS PROPERTIES, BUILDINGS AND EQUIPMENT

Oil and natural gas properties, buildings and equipment consist of the following:

	2015	2014
		(Restated)
Oil and Natural Gas:
Proved properties	$1,734,223	$—
Unproved properties	2,444,608	621,860
	4,178,831	621,860
Less accumulated depreciation, depletion, and amortization	(5,524)	—
	$4,173,307	$621,860

Project Indian

Project Indian is located in the Bitterwater sub-basin of the Salinas Basin, north of the giant San Ardo Field. Citadel currently owns a 100% working interest at Project Indian. In July of 2014 Citadel ended its prior joint venture with Sojitz Energy Ventures. There is a 20% royalty on the property owned by Vintage Petroleum, a wholly owned subsidiary of Occidental Petroleum Inc. In November of 2014 Occidental Petroleum Inc. spun off its California assets into a new public company called California Resources Corporation, which is listed on the New York Stock Exchange under the ticker CRC. CRC is now the mineral owner at Project Indian. In January of 2014, Citadel drilled and completed the first well at Project Indian, the Indian #1-15, and conducted a successful steam cycle in June of 2014. The Indian #1-15 then produced 3 to 7 barrels per day over several weeks before production halted because the well was shut-in by an order of the Superior Court of the State of California-County of Monterey entitled Center for Biological Diversity v. San Benito County Case no. M123956 (hereinafter the “Case”). In the Case, the Center for Biological Diversity, a non-governmental entity, petitioned the Court over the approval of Project Indian by the County of San Benito on a unanimous, 5-0 vote. Specifically, it argued that Project Indian required an Environmental Impact Report and not a Mitigated Negative Declaration which was the standard of environmental due diligence required by the County before its unanimous approval of the Project. The Court approved the petition in a judgment entered on September 4, 2014, and ruled that Citadel was required to obtain an environmental impact report before commencing further at Project Indian.

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

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

NOTE 4 – OIL AND GAS PROPERTIES (CONTINUED)

Management has determined to shift capital resources to concentrate on drill ready projects that will immediately produce revenue. Consequently, the Company has suspended future capital expenditures related to Project Indian. Management impaired Project Indian in the fourth quarter of 2014 with a value of $1,420,574. The Company maintains its lease rights, takings claims, and no waiver of any right is intended by taking the foregoing impairment. Any action taken by the Company with respect to Project Indian in the near future, if any, will likely only be taken to preserve or advance the Company’s aforementioned legal rights and interests.

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

In December of 2014, Citadel began a work-over on the Yowlumne #2-26 well including installation of a new pump in February of 2015. The well has been producing approximately 20- 25 barrels per day (32 degree API quality) since the beginning of March. In June the well’s pump had a mechanical issue, the company performed well maintenance operations on the #2-26 well in August, which returned the well to production at approximately 20-25 barrels per day. Citadel anticipates returning the well to production in the second quarter of 2016. Citadel is in the final stages of the CEQA process to permit two additional exploration wells on the Yowlumne acreage. Recent regulatory changes, including SB4 the State of California’s bill on fracking have delayed the final approval of our CEQA application. As such we do not expect to have these prospects permitted until 2016, at which time we will determine when to drill. Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 15,000 feet. Citadel currently has a 75% working interest in these exploration prospects and is the operator.

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

NOTE 4 – OIL AND GAS PROPERTIES (CONTINUED)

Kern Bluff Oil Field

The following table summarizes the consideration paid to the sellers and the amounts of the assets acquired and liabilities assumed in the Kern Bluff Acquisitions:

Consideration paid to sellers:
Cash consideration	$2,000,000
Stock consideration	480,000
2,480,000
Recognized amounts of identifiable assets acquired and liabilities assumed:
Proved developed and undeveloped properties	2,370,000
Other assets acquired	110,000
Asset retirement obligation	146,720
Other liabilities assumed	—
Total identifiable net assets	$2,626,720

In July of 2015, Citadel purchased approximately 1,100 acres encompassing the Kern Bluff Oil Field for $2,000,000 in cash and 6,000,000 shares of its common stock valued at $480,000, based on price per share on date of sale. The seller also retained a royalty that varies on a lease by lease basis; Citadel has 100% working interest in the field with an 80% net revenue interest. This field was discovered in 1944 by Gulf Oil. Gulf drilled approximately 169 wells in the field in the 1970’s and 1980’s recovering twelve million barrels of oil, primarily from the Santa Margarita formation located at depths in the 900 to 1,100 foot range. Analogous fields in the area have achieved recovery levels in the 40-90% range. Citadel believes it can recover 20-40% of the remaining OOIP, through down spacing, horizontal development, cyclic steam injection and exploitation of shallower by passed zones.

In December of 2015, Citadel shifted its CAPEX focus to remediation of the existing acquired facilities. At the time of purchase, the oil at Kern Bluff was being processed by temporary facilities installed by the previous owner. As production increased in September, it quickly became apparent that these facilities were not capable of processing the additional volumes of oil and water being produced. The existing permanent facilities were built in the 1970’s by Gulf Oil and require extensive remediation including new pipe, valves, flanges and tank repair. In order to facilitate the remediation, Citadel elected to shut down the eight producing wells in early January. Citadel expects the facility remediation to be completed in May of 2016, at which time the facilities are estimated to have production capability of 500 barrels per day of oil. Citadel then plans to resume its return to production (RTP) program, and then begin drilling new wells in the third or fourth quarter of 2016.

Upon the execution of purchase agreements of Kern Bluff Oil Field, the Company committed to invest $5,000.000 (the ''Work Commitment'') in development capital over a period of 18 months from the July 31, 2015 to be used for such activities including, but not limited to, engineering, environmental work, facilities, and other expenses incurred to drill at least five 5 new vertical wells, and to drill at least one horizontal well to target either the Transition or Santa Margarita sands with an attempted lateral length of at least 500 feet, all subject to obtaining appropriate and sufficient permits and approvals from applicable governing agencies. If the Company does not perform the Work Commitment during the required time period and assuming no breach of this Agreement by the selling party (the “Seller”) prior to the end of the 18 months period, then liquidated damages of $5,000.000 minus any money expended that is short of the Work Commitment will be due to the Seller. In addition to monetary commitment, the Company is committed to certain reporting obligations regarding the aforementioned expenditure to Seller on a quarterly basis.

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

NOTE 5 – INCOME TAXES

The (benefit) provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2015	2014
Current:
Federal	$—	$—
State	2	2
	2	2
Deferred:
Federal	—	—
State	—	—
	—	—
Total	$2	$2

The components of the net deferred income tax liabilities consist of the following:
	Year Ended December 31,
	2015	2014
Deferred income tax assets:
Equity and deferred compensation	174	90
Net operating loss	2,092	1,117
State net operating loss carry forward	485	282
Other, net	—	—
Total deferred tax assets	2,752	1,490
Valuation allowance	(2,422)	(1,490)
	330	—
Deferred income tax liabilities:
Depreciation and depletion	(330)	—
Net deferred income tax liabilities	$—	$—

As of December 31, 2015, we had approximately $5,977,000 in net operating loss carryforwards for each federal and state income tax purposes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has concluded that there is no assurance that the company will have taxable income in the future; therefore 100% of the deferred income tax assets is not recognized. We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets. We have identified the U.S. federal and California as our "major" tax jurisdiction.  With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years.

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

NOTE 6 – FIXED ASSETS

Fixed assets as of December 31, 2015 and 2014 are as follows:

	2015	2014
Vehicle	$33,572	$33,572
Website	1,375	1,375
Furniture	10,000	10,000
Computer Equipment	8,165	8,165
Less: Accumulated depreciation	(39,252)	(27,185)
	$13,860	$25,927

Depreciation expense for the years ended December 31, 2015 and 2014 was $12,067 and $14,976.

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	December 31, 2015 (unaudited)	December 31, 2014
Note payable to an entity for the financing of insurance premiums, unsecured; 7.44% interest, due March 2016	$17,263	$—
Two notes payable to investors, unsecured, 10% interest; due October 31, 2016	$500,000	500,000
Debt discount for 500,000 warrants issued relating to notes payable	(46,394)
Promissory note to an entity; 10% interest, due December 2015	—	100,000
Debt discount for derivative liability embedded in promissory note due December 2015	—	(13,308)
Debt discount for 25,000 shares issued relating to note payable	—	(1,930)
Three note payables to an entity for the financing of insurance premiums, unsecured; 8.63% interest, due April 2015; 14% interest, due February 2014; 11% interest, due August 2014	—	7,771

Notes Payable - Total	$470,869	$592,533

Notes Payable, Related Party
Term loan with a related party investor executed July 30, 2015, unsecured, 10% interest; due July 30, 2016	$3,500,000	—

Total – Notes Payable & Notes Payable, Related Party	$3,970,869	$592,533

Interest expense for the year ended December 31, 2015 was $220,833. Of that amount $209,168 relates to notes payable and insurance financing and $11,665 is amortization of debt discount. Interest expense for the year ended December 31, 2014 was $202,902. Of that amount $43,819 relates to notes payable and insurance financing and $159,083 is amortization of debt discount.

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

NOTE 8 – PRODUCTION PAYMENT LIABILITY

In December 2014, the company entered into a financing agreement with two related party entities. The company received $300,000 in total from both entities to fund costs of the Yowlumne 2-26 well recompletion. In return for the funds received, the two entities will receive a combined 75% of the net revenue from the well until the $300,000 is repaid. At the time of repayment, the entities will own a total 3% overriding royalty on the well. This liability is completely dependent on the well generating revenue. If the well fails to generate enough revenue to repay the $300,000, Citadel is not responsible for the unpaid amount. According to ASC 932-470-25 Section B, “Funds advanced to an operator that are repayable in cash out of the proceeds from a specified share of future production of a producing property, until the amount advanced $300,000 is paid in full, shall be accounted for as a borrowing. The advance is a payable for the recipient of the cash invested. Given the wells current production of approximately 20 barrels per day, coupled with the current oil price of approximately $30.00 per barrel, we believe it will take more than two years for payback to occur; therefore this has been classified as a long-term payable.

NOTE 9 – ASSET RETIREMENT OBLIGATION

The Company's ARO relates to future costs associated with the plugging and abandonment of oil and natural gas wells, removal of equipment facilities from leased acreage and land restoration in accordance with applicable local, state and federal laws. The discounted fair value of an ARO liability is required to be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the carrying cost of the oil and natural gas asset. In periods subsequent to the initial measurement of the ARO, the Company must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The increases in the ARO liability due to the passage of time impact net earnings as accretion expense. The related capital cost, including revisions thereto, is charged to expense through depreciation, depletion and amortization of oil and natural gas production over the life of the oil and natural gas field.

The following table summarizes the activity for the Company's abandonment obligations:

	Year Ended December 31,
	2015	2014
Beginning balance at January 1	$48,923	$31,407
Liabilities incurred from property acquisition	146,720	17,517
Accretion expense	2,636	—
Ending balance at December 31	$198,279	$48,923

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

In January 2014, the Company issued 205,085 shares of common stock for third party services rendered and prepaid expenses with a value of $114,338.

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

In July of 2014, investors owning warrants for the company’s stock, converted early at a reduced price. The first tranche of warrants equaled 500,000 shares at $0.55, which were reduced to $0.34 resulting in the issuance of 500,000 common stock shares for $170,000 or $0.34 per share. Accordingly, the Company recognized a gain of $47,330. The second tranche of warrants equaled 100,000 warrants at $1.00 per share. These warrants were exchanged for the issuance of 300,000 shares at $0.34 for $102,000 in cash, which resulted in a $22,283 gain.

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

In March of 2015, the Company approved the issuance of 1,400,000 common stock shares for the conversion of a $100,000 promissory note, plus accrued interest of $2,164 and an additional capital investment of $107,836, all at fair value of $0.15 per share.

In March of 2015, the Company issued 25,000 shares of common stock to settle the stock payable of $2,250 recorded as of December 31, 2014.

In July of 2015, the Company issued 6,000,000 shares of common stock at fair value and paid $1,900,000 in cash for the Kern Bluff Oil Field. The Company had paid a $100,000 deposit on the property in May of 2015, upon execution of a letter of intent (LOI) on the field.

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

NOTE 11 – STOCK OPTION PLAN

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

On July 29, 2015 as approved by the Board of Directors, the Company granted 4,700,000 stock options to three members of management and to three members of the Board of Directors.  These options vest over a three year period, at $0.15 per share for a term of seven years.  The total fair value of these options at the date of grant was estimated to be $376,490 and was determined using the Black Scholes option pricing model with an expected life of 7 years, risk free interest rate of 1.872%, dividend yield of 0%, and expected volatility of 333%. During the year ended December 31, 2015, $152,198 was recorded as a stock based compensation expense.

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

NOTE 11 – STOCK OPTION PLAN (CONTINUED)

The following is a summary of the status of all of the Company’s stock options as of December 31, 2015 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2014	4,000,000	$0.20	$—	4.68
Granted	800,000	$0.55	$—	6.42
Exercised	—	$0.00	$—	—
Cancelled	—	$0.00	$—	—
Outstanding at December 31, 2014	4,800,000	$0.26	$—	5.65
Exercisable at December 31, 2014	3,200,000	$0.22	$—	3.79
Granted	4,700,000	$0.15	$—	6.58
Exercised	—	$0.00	$—	—
Cancelled	—	$0.00	$—	—
Outstanding at December 31, 2015	9,500,000	$0.20	$—	5.26
Exercisable at December 31, 2015	5,964,000	$0.21	$—	4.55

NOTE 12 – WARRANTS

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

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

 NOTE 12 – WARRANTS (CONTINUED)

In March 2014, the Company closed on a $500,000 180-day bridge loan with two investors. The loans bear interest of 10%. Additionally, the investors were granted a total of 500,000 stock warrants to purchase stock at $1.00 per share for a period of two years valued at $147,102. The total fair value of these warrant at the date of grant was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.45%, a dividend yield of 0% and expected volatility of 333%. In September of 2014, the maturity date of this bridge loan was extended by 30 days, in return the exercise price of the warrant was reduced to $0.34 per share, with the original two year term remaining. Due to the change in the terms of the warrants, the Company recalculated the value of the warrants to be $85,325. Accordingly, the Company recognized a gain on the extinguishment of $73,573. In December of 2015, the maturity date of this bridge loan was extended until September 30, 2016, in return the exercise price of the warrant was reduced to $0.20 and the term of the warrants also extended to until September 30, 2016.

In September of 2014, the 500,000 warrants issued on November 15, 2012, valued at $217,330, and 100,000 warrants issued in September 2013, valued at $56,283, were exercised early at a reduced price of $0.34 per share, resulting in a gain of $69,613.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2015 and changes during the period ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2014	800,000	$0.72	0.89
Granted	500,000	$0.34	1.33
Exercised	600,000	$0.34	—
Cancelled	—	$0.00	—
Outstanding at December 31, 2014	500,000	$0.34	1.33
Exercisable at December 31, 2014	500,000	$0.34	1.33
Granted	—	$0.00	—
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Outstanding at December 31, 2015	500,000	$0.20	0.75
Exercisable at December 31, 2015	500,000	$0.20	0.75

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

NOTE 13 – FAIR VALUE MEASUREMENT

Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company's net derivative liabilities that were measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Total	Level 1	Level 2	Level 3
Derivatives liability, net
December 31, 2015	$—	$—	$—	$—
December 31, 2014	$13,308	$—	$—	$13,308

Changes in Level 3 Fair Value Measurements

The table below includes a rollforward of amounts included in the Company's Balance Sheet (including the change in fair value) for financial instruments classified by the Company within Level 3 of the fair value hierarchy. When a determination is made to classify a financial instrument within Level 3 of the fair value hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources).

	Year Ended December 31
	2015	2014
Fair value liability (asset), beginning of period	$13,308	$—
Transfer out of Level 3(1)	$(13,308)	$—
Realized and unrealized (gain) loss included in earnings	$—	$—
Unrealized loss included in derivative liability	$—	$13,308
Settlements	$—	$—
Fair value liability, end of period	$—	$13,308
(1)	During the first quarter of 2015, the derivative liability was converted into shares of stock and these instruments were transferred to level 1. The inputs used to value common stock are defined as unadjusted quoted prices in active markets for identical assets or liabilities.

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

NOTE 14 – RELATED PARTY TRANSACTIONS

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

As of December 31, 2015 and 2014, $578,042 and $203,042 is included in accounts payable and accrued liabilities related to the employment agreements with the CEO and CFO.

During the year ended December 31, 2014, the Company made the following purchases from KVOS, an oil field service company owned by James Borgna a member of Citadel Exploration’s Board of Directors; $39,199.43 of oil field equipment and services.

In December 2014, the Company entered into an agreement with Jim Walesa and Cibolo Creek Partners to fund $300,000 towards the Yowlumne #2-26 recompletion. In this agreement Mr. Walesa and Cibolo Creek will receive 75% of the net revenue after expenses, until they have received $300,000 in payment. Upon full repayment, Mr. Walesa and Cibolo Creek will receive a 3% royalty on the well. Mr. Walesa is currently on the Board of Directors of Citadel and a member of Cibolo Creek Partners.

In July of 2015, the Company entered into a $3,500,000 one year term loan with Cibolo Creek Partners for the purchase and development of the Kern Bluff Oil Field. Mr. Walesa is currently on the Board of Directors of Citadel and a member of Cibolo Creek Partners.

CITADEL EXPLORATION, INC.

Notes to CONSOLIDATED Financial Statements

NOTE 14 – RELATED PARTY TRANSACTIONS (CONTINUED)

On September 1, 2015, the Company entered into a three year employment agreement with its CEO. The annual salary for the first year is $240,000, then in the second year it increases to $300,000, and in the third year it increases to $360,000.

Additionally, the officer received 1,500,000 stock options recorded at a fair value of $120,156. During the year ended December 31, 2015, the Company recorded executive compensation totaling $240,000.

On September 1, 2015, the Company entered into a three year employment agreement with its CFO. The annual salary for the first year is $240,000, then in the second year it increases to $300,000, and in the third year it increases to $360,000.

Additionally, the officer received 1,500,000 stock options recorded at a fair value of $120,156. During the year ended December 31, 2015, the Company recorded executive compensation totaling $240,000.

During the year ended December 31, 2015, the Company made the following purchases from entities considered related parties; $227,903 for oil field equipment and services from Grey Energy. Grey Energy is owned by James Borgna, who is a member of our Board of Directors.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

In connection with our acquisition of Kern Bluff Oil Field (see Note 4), the Company committed to invest $5,000.000 (the ''Work Commitment'') in development capital over a period of 18 months from the July 31, 2015 to be used for such activities including, but not limited to, engineering, environmental work, facilities, and other expenses incurred to drill at least five 5 new vertical wells, and to drill at least one horizontal well to target either the Transition or Santa Margarita sands with an attempted lateral length of at least 500 feet, all subject to obtaining appropriate and sufficient permits and approvals from applicable governing agencies. If the Company does not perform the Work Commitment during the required time period and assuming no breach of this Agreement by the selling party (the “Seller”) prior to the end of the 18 months period, then liquidated damages of $5,000.000 minus any money expended that is short of the Work Commitment will be due to the Seller. In addition to monetary commitment, the Company is committed to certain reporting obligations regarding the aforementioned expenditure to Seller on a quarterly basis.

NOTE 16 – SUBSEQUENT EVENTS

On March 31, 2016 Cibolo Creek Partners converted a $3,500,000 one year term loan into a newly issued Series A Convertible Participating Preferred Stock. The Series A Convertible Participating Preferred Stock (Series A) is convertible into shares of Citadel Exploration’s common stock at $0.20 per share. The Series A has a three year term, carries a 10% coupon and has a 2% overriding royalty (ORRI) on the Kern Bluff Oil Field. Citadel can force convert the Series A if Citadel’s common stock trades over $1.00 per share for 90 days. At such time of conversion the ORRI will be reduced to 1% in perpetuity.

In addition to the $3,500,000 converted into the Series A, Citadel has also received an additional $775,000 in commitments bringing the total amount invested into the Series A to $4,375,000. Citadel plans to use these funds for the continued development of the Kern Bluff Oil Field and for working capital.

SUPPLEMENTAL DISCLOSURE OF OIL AND NATURAL GAS OPERATIONS (Unaudited)

The Company’s oil and natural gas reserves are attributable solely to properties within the United States.

Capitalized Costs

	December 31,
	2015	2014
Oil and natural gas properties:	(in thousands)
Proved properties	$1,734	$—
Unproved properties	2,445	622
Total oil and natural gas properties	4,179	622
Less accumulated depreciation, depletion and amortization	(6)	—
Net oil and natural gas properties capitalized	$4,173	$622

Costs Incurred for Oil and Natural Gas Producing Activities

	Year Ended December 31,
	2015	2014	2013
Acquisition costs:	(in thousands)
Proved properties	$1,200	$—	$—
Unproved properties	1,170	391	13
Development costs	944	611	123
Total	$3,314	$1,002	$136

Reserve Quantity Information

The following information represents estimates of the Company’s proved reserves as of December 31, 2015, which have been prepared and presented under SEC rules. These rules require SEC reporting companies to prepare their reserve estimates using specified reserve definitions and pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The pricing that was used for estimates of the Company’s reserves as of December 31, 2015 was based on an unweighted average 12-month average WTI posted price per Bbl for oil as set forth in the following table:

	Year Ended December 31,
	2015	2014		2013
Oil (per Bbl)	$44.62	$	N/A	$	N/A

Subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This requirement has limited, and may continue to limit, the Company’s potential to record additional proved undeveloped reserves as it pursues its drilling program. Moreover, the Company may be required to write down its proved undeveloped reserves if it does not drill on those reserves within the required five-year timeframe. The Company does not have any proved undeveloped reserves which have remained undeveloped for five years or more.

The Company’s proved oil reserves are located in the United States in the San Joaquin Valley of California. Proved reserves were estimated in accordance with the guidelines established by the SEC and the FASB.

Oil reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward or downward revision of previous estimates.

Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and natural gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

The following table provides a roll forward of the total proved reserves for the years ended December 31, 2015, 2014, and 2013, as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year:

	Year Ended December 31, 2015
	Crude Oil	Natural Gas
	(Bbls)	(Mcf)	Boe
	(in thousands)
Proved Developed and Undeveloped Reserves:
Beginning of the year	0	0	0
Extensions and discoveries	0	0	0
Revisions of previous estimates	0	0	0
Purchases of reserves in place	1,418	0	1,418
Divestures of reserves in place	(0)	0	(0)
Production	(4)	0	(4)
End of the year	1,414	0	1,414

Proved Developed Reserves:
Beginning of the year	0	0	0
End of the year	358	0	358

Proved Undeveloped Reserves:
Beginning of the year	0	0	0
End of the year	1,056	0	1,056

Year Ended December 31, 2014
	Crude Oil	Natural Gas
	(Bbls)	(Mcf)	Boe
(in thousands)
Proved Developed and Undeveloped Reserves:
Beginning of the year	—	—	—
Extensions and discoveries	—	—	—
Revisions of previous estimates	—	—	—
Purchases of reserves in place	—	—	—
Divestures of reserves in place	—	—	—
Production	—	—	—
End of the year	—	—	—

Proved Developed Reserves:
Beginning of the year	—	—	—
End of the year	—	—	—

Proved Undeveloped Reserves:
Beginning of the year	—	—	—
End of the year	—	—	—

Year Ended December 31, 2013
	Crude Oil	Natural Gas
	(Bbls)	(Mcf)	Boe
(in thousands)
Proved Developed and Undeveloped Reserves:
Beginning of the year	—	—	—
Extensions and discoveries	—	—	—
Revisions of previous estimates	—	—	—
Purchases of reserves in place	—	—	—
Divestures of reserves in place	—	—	—
Production	—	—	—
End of the year	—	—	—
Proved Developed Reserves:
Beginning of the year	—	—	—
End of the year	—	—	—

Proved Undeveloped Reserves:
Beginning of the year	—	—	—
End of the year	—	—	—

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows does not purport to be, nor should it be interpreted to present, the fair value of the oil and natural gas reserves of the property. An estimate of fair value would take into account, among other things, the recovery of reserves not presently classified as proved, the value of unproved properties, and consideration of expected future economic and operating conditions.

The estimates of future cash flows and future production and development costs as of December 31, 2015, 2014, and 2013 are based on the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	December 31,
	2015	2014	2013
	(in thousands)
Future cash inflows	$63,111	$—	$—
Future development costs	(13,141)	—	—
Future production costs	(34,494)	—	—
Future income tax expenses	(2,974)	—	—
Future net cash flows	12,502	—	—
10% discount to reflect timing of cash flows	(5,395)	—	—
Standardized measure of discounted future net cash flows	$7,107	$—	$—

In the foregoing determination of future cash inflows, sales prices used for oil and natural gas for December 31, 2015, 2014, and 2013, were estimated using the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for each month. Prices were adjusted by lease for quality, transportation fees and regional price differentials. Future costs of developing and producing the proved gas and oil reserves reported at the end of each year shown were based on costs determined at each such year-end, assuming the continuation of existing economic conditions. Future income tax expenses are computed by applying the appropriate year-end statutory income tax rates to the estimated future pre-tax net cash flows relating to proved oil and natural gas reserves, less the tax bases of the properties involved. The future income tax expenses give effect to income tax deductions, credits, NOL’s and allowances relating to the proved oil and gas reserves. All cash flow amounts, including income taxes, are discounted at 10%.

It is not intended that the FASB’s standardized measure of discounted future net cash flows represent the fair market value the Company’s proved reserves. The Company cautions that the disclosures shown are based on estimates of proved reserve quantities and future production schedules which are inherently imprecise and subject to revision, and the 10% discount rate is arbitrary. In addition, costs and prices as of the measurement date are used in the determinations, and no value may be assigned to probable or possible reserves.

Changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

Year Ended December 31,
	2015	2014	2013
(in thousands)
Standardized measure of discounted future net cash flows at the beginning of the year	$—	$—	$—
Sales of oil and natural gas, net of production costs	—	—	—
Purchase of minerals in place	7,107	—	—
Divestiture of minerals in place	—	—	—
Extensions and discoveries, net of future development costs	—	—	—
Previously estimated development costs incurred during the period	—	—	—
Net changes in prices and production costs	—	—	—
Changes in estimated future development costs	—	—	—
Revisions of previous quantity estimates	—	—	—
Accretion of discount	—	—	—
Net change in income taxes	—	—	—
Net changes in timing of production and other	—	—	—
Standardized measure of discounted future net cash flows at the end of the year	$7,107	$—	$—

