Form 10-Q
period 2016-03-31
Citadel Exploration, Inc.
filed 2016-05-16
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-Q

___________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 16, 2016 was 38,814,000 shares.

CITADEL EXPLORATION, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)

Current assets:
Cash	$41,769	$146,555
Other receivable	10,653	19,342
Prepaid expenses	15,525	29,870
Product inventory	4,881	4,881
Total current assets	72,828	200,648

Deposits	9,900	9,900
Restricted cash	245,000	245,000
Oil and gas properties, successful efforts basis	4,408,862	4,173,307
Fixed asset, net	11,989	13,860

Total assets	$4,748,579	$4,642,715

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,072,430	$1,047,169
Contingent liability	—	—
Accrued interest payable	334,229	227,945
Notes payable, net	507,175	525,034
Notes payable, related party, net	—	3,500,000
Total current liabilities	1,913,834	5,300,148

Asset retirement obligation	199,859	198,279
Production payment liability	300,000	300,000

Total liabilities	2,413,693	5,798,427

Stockholders' equity (deficit):

Common stock, $0.001 par value, 100,000,000 shares authorized, 38,814,000 and 38,814,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	38,814	38,814
Series A Preferred stock	3,925,000	—
Additional paid-in capital	5,690,560	5,690,560
Accumulated deficit	(7,319,488)	(6,885,086)
Total stockholders' equity (deficit)	2,334,886	(1,155,712)

Total liabilities and stockholders' equity (deficit)	$4,748,579	$4,642,715

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months
	ended
	March 31,
	2016	2015

Revenue	$20,756	$20,028
Operating expenses:
Lease operating expense	79,758	11,658
Geological & geophysical	—	—
General and administrative	69,384	55,887
Depreciation, amortization and accretion	5,041	3,835
Professional fees	46,620	11,880
Executive compensation	136,047	162,088
Dry hole, abandonment, impairment and exploration	—	—
Total operating expenses	336,850	245,348
Loss from operations	(316,094)	(225,320)
Other expenses:
Loss - Contingency	—	(87,000)
Loss - note payable settlement	—	(26,080)
Interest expense	(118,308)	(19,877)
Total other expenses	(118,308)	(132,957)
Loss before provision for income taxes	(434,402)	(358,277)
Provision for income taxes	—	—
Net loss	$(434,402)	$(358,277)
Weighted average number of common shares - outstanding - basic and diluted	34,937,077	36,629,833
Net loss per share – basic and diluted	$(0.01)	$(0.01)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months
	Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(434,402)	$(358,277)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation, amortization and accretion	5,041	3,836
Abandonment and impairment	—	—
Amortization of debt discount	916	5,217
Gain other	—	(8,316)
Loss on settlement of note payable	—	26,080
Stock based compensation expense	—	37,498
Loss contingency	—	87,000
Changes in operating assets and liabilities:
Increase/(Decrease) in other receivable	8,689	(24,575)
Decrease in prepaid expenses	14,345	14,287
Decrease in deposits	—	(5,000)
Increase in accounts payable and accrued payables	25,262	9,277
Increase in accrued interest payable	106,284	52,959

Net cash used in operating activities	(273,865)	(151,698)

INVESTING ACTIVITIES
Oil and gas properties	(237,147)	(173,076)

Net cash used in investing activities	(237,147)	(173,076)

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	—	107,836
Proceeds from sale of preferred stock, net of costs	3,925,000	—
Repayments for notes payable	(3,518,775)	(7,980)
Net cash provided by financing activities	406,225	99,856

NET DECREASE IN CASH	(104,786)	(224,918)

CASH AT BEGINNING OF YEAR	146,555	270,298

CASH AT END OF PERIOD	$41,769	$45,380
SUPPLEMENTAL INFORMATION:
Interest paid	$—	$435
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of preferred stock for settlement of note payable – related party	$3,500,000
Issuance of common stock for settlement of note payable and accrued interest	$—	$102,164

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto included in the Company’s 10-K annual report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

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

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of March 31, 2016 and December 31, 2015.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through March 31, 2016 and believes that none of them will have a material effect on the company’s condensed consolidated financial statements.

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred an accumulated deficit in the amount of $7,319,488 as of March 31, 2016. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – OIL AND GAS PROPERTIES

Oil and natural gas properties, buildings and equipment consist of the following:

	March 31, 2016 (unaudited)	December 31, 2015 (unaudited)
Oil and Natural Gas:
Proved properties	$1,971,368	$1,734,223
Unproved properties	2,444,608	2,444,608
	4,415,976	4,178,831
Less accumulated depreciation, depletion, and amortization	(7,114)	(5,524)
	$4,408,862	$4,173,307

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

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 – DEPOSITS

The Company had deposits at December 31, 2015 and March 31, 2016 totaling $9,900.

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2016 (unaudited)	December 31, 2015 (unaudited)
Note payable to an entity for the financing of insurance premiums, unsecured; 7.44% interest, due March 2016	$—	$17,263
Two notes payable to investors, unsecured, 10% interest; due September 30, 2016	$500,000	500,000
Debt discount for 500,000 warrants issued relating to notes payable	7,175	7,771

Notes Payable - Total	$507,175	$525,034

Notes Payable, Related Party
Term loan with a related party investor executed July 30, 2015, unsecured, 10% interest; due July 30, 2016	$—	3,500,000

Total – Notes Payable & Notes Payable, Related Party	$507,175	$3,970,869

 During the quarter ended March 31, 2016, the Company converted the $3,500,000 related party note payable with 175,000 of preferred shares valued at $3,500,000. Interest expense on the note payable was $91,300.

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

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

In March of 2016, the Company approved the issuance of up to 250,000 shares of Series A Convertible Participating Preferred Stock. The Company issued 175,000 shares of Series A Convertible Participating Preferred Stock to convert its $3,500,000 related party note payable to preferred stock. In addition, the Company has sold 21,250 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $425,000 through March 31, 2016.

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – STOCK OPTION PLAN

Under the Stock Option Plan approved by Board of Directors on September 1, 2012 (the “2012 Stock Option”), the Company issued $264,494 worth of stock based compensation, or a total of 4,800,000 shares of options through December 31, 2014 expense.

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

The following is a summary of the status of all of the Company’s stock options as of March 31, 2016 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at March 31, 2016	9,500,000	$0.20	5.01
	—	$0.00	—
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Outstanding at March 31, 2016	9,500,000	$0.20	5.01
Exercisable at March 31, 2016	5,964,000	$0.21	4.30

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2016 and changes during the period ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at March 31, 2016	500,000	$0.20	0.50
Granted	—	$0.00	—
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Total Outstanding at March 31, 2016	500,000	$0.20	0.50
Exercisable at March 31, 2016	500,000	$0.20	0.50

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

On July 31, 2015 Citadel acquired approximately 1,100 acres of leases, production facilities and equipment that encompassed the Kern Bluff Oil Field. As consideration for this acquisition Citadel issued 6,000,000 shares of common stock and paid $2,000,000 in cash. The transaction was financed via a $3,500,000 one year term loan from Cibolo Creek Partners, of Midland Texas. In March of 2016, Cibolo Creek Partners converted the $3,500,000 term loan into Series A Participating Preferred Stock.

In December of 2015, Citadel shifted its CAPEX focus to remediation of the existing acquired facilities. At the time of purchase, the oil at Kern Bluff was being processed by temporary facilities installed by the previous owner. As production increased in September, it quickly became apparent that these facilities were not capable of processing the additional volumes of oil and water being produced. The existing permanent facilities were built in the 1970’s by Gulf Oil and require extensive remediation including new pipe, valves, flanges and tank repair. In order to facilitate the remediation, Citadel elected to shut down the eight producing wells in early January. Citadel expects the facility remediation to be completed in June of 2016, at which time the facilities are estimated to have production capability of 500 BOPD. Citadel then plans to resume its return to production (RTP) program, and then begin drilling new wells in the third or fourth quarter of 2016.

Going Concern

The condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying condensed consolidated financial statements, the Company has incurred an accumulated deficit in the amount of $7,319,488 as of March 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2016 and March 31, 2015

During the three month period ended March 31, 2016 we generated $20,756 from the sale of oil. During the three month period ended March 31, 2015 we generated $20,028 from the sale of oil.

Operating expenses totaled $336,850 during the three month period ended March 31, 2016 which was a increase over the period ended March 31, 2015. Operating expenses consisted of lease operating expense, general and administrative costs, amortization and depreciation, professional fees, and executive compensation. The increase consisted primarily of a increase in lease operating expenses. During the period ended March 31, 2015 the Company's operating expense totaled $245,348.

General and administrative fees increased from $55,887 to $69,384 from the three month period ended March 31, 2015 to the three month period ended March 31, 2016. This increase was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees increased from $11,880 to $46,620 from the three month period ended March 31, 2015 to the three month period ended March 31, 2016. The increase was primarily due to services provided to the Company for accounting, consulting and legal.

Executive compensation decreased from $162,088 to $136,047 from the three month period ended March 31, 2015 to the three month period ended March 31, 2016. The decrease was primarily due to the fair value of the vested stock options.

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

As of March 31, 2016, the Company had $72,828 of current assets; of this amount $41,769 was cash. The following table provides detailed information about the net cash flow for the quarters ended March 31, 2016 and March 31, 2015 as presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(273,865)	$(151,698)
Net cash used in investing activities	(237,147)	(173,076)
Net cash provided by financing activities	406,225	99,856
Net change in cash	(104,786)	(224,918)
Cash, beginning of period	146,555	270,298
Cash, end of period	$41,769	$45,380

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in investing activities consisted of drilling expenses and facility upgrades on oil and gas properties of $237,147 on the Company’s properties.

Financing activities

The net cash provided by financing activities consisted of proceeds from the preferred stock offering, net of offering costs, totaling $425,000, and note repayments totaling $18,775.

As of March 31, 2016, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A. to Part I of Form 10-K for the year ended December 31, 2015 (filed April 15, 2016) to which reference is made herein.

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

In March of 2016, the Company approved the issuance of up to 250,000 Series A Participating Preferred Stock. The Series A Participating Preferred Stock has a 3 year term, with a 10% coupon. Each share of Series A converts into 100 shares of the Company’s common stock, equaling a conversion price of $0.20 a share. Additionally the Series A Participating Preferred Stock has a 2% overriding royalty (ORRI) on the Kern Bluff Oil Field, until conversion, at which time the ORRI is reduced to 1% in perpetuity. The company issued 38,750 shares to investors for cash proceeds of $775,000. Additionally the Company converted the $3,500,000 term loan with Cibolo Creek Partners into 175,000 shares of Series A Participating Preferred Stock. Cibolo Creek also subscribed for an additional 5,000 shares of Series A Participating Preferred Stock for cash proceeds of $100,000.

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

Option Grants

Our option grants are described in Form 10-K for the year ended December 31, 2015 (filed April 15, 2016) to which reference is made herein.

Subsequent Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended March 31, 2016.

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

Our employment agreements with executive officers are described in Form 10-K for the year ended December 31, 2015 (filed April 15, 2016) to which reference is made herein.

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

CITADEL EXPLORATION, INC.

Date: May 16, 2016	By:	/s/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

-25-