Form 10-Q
period 2016-06-30
Citadel Exploration, Inc.
filed 2016-08-15
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-Q

___________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 15, 2016 was 38,814,000 shares.

CITADEL EXPLORATION, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
ASSETS	(unaudited)

Current assets:
Cash	$38,425	$146,555
Other receivable	1,209	19,342
Prepaid expenses	91,663	29,870
Product inventory	4,881	4,881
Total current assets	136,178	200,648

Deposits	9,900	9,900
Restricted cash	245,000	245,000
Oil and gas properties, successful efforts basis	5,579,945	4,173,307
Fixed asset, net	10,119	13,860

Total assets	$5,981,142	$4,642,715

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,552,647	$1,047,169
Accrued interest payable	349,589	227,945
Notes payable, net	564,202	525,034
Notes payable, related party, net	—	3,500,000
Total current liabilities	2,466,438	5,300,148

Asset retirement obligation	201,455	198,279
Production payment liability	300,000	300,000

Total liabilities	2,967,893	5,798,427

Stockholders' equity (deficit):

Common stock, $0.001 par value, 100,000,000 shares authorized, 38,814,000 and 38,814,000 shares issued outstanding as of June 30, 2016 and December 31, 2015, respectively	38,814	38,814
Series A Preferred stock	4,925,000	—
Additional paid-in capital	5,690,560	5,690,560
Accumulated deficit	(7,641,125)	(6,885,086)
Total stockholders' equity (deficit)	3,013,249	(1,155,712)

Total liabilities and stockholders' equity (deficit)	$5,981,142	$4,642,715

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months		For the six months
	ended		ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$6,006	$40,112	$26,762	$60,141
Operating expenses:
Lease operating expense	30,326	14,504	110,084	26,162
General and administrative	61,673	131,828	131,057	187,714
Depreciation, amortization and accretion	4,110	3,835	9,151	7,671
Professional fees	91,639	6,357	138,259	18,236
Executive compensation	125,652	162,088	261,699	324,177
Total operating expenses	313,400	318,612	650,250	563,961
Loss from operations	(307,394)	(278,500)	(623,488)	(503,820)
Other expenses:
Loss – Contingency	—	—	—	(87,000)
Loss - note payable settlement	—	—	—	(26,080)
Interest expense	(14,245)	(16,358)	(132,553)	(36,266)
Total other expenses	(14,245)	(16,358)	(132,553)	(149,316)
Loss before provision for income taxes	(321,639)	(294,858)	(756,039)	(653,136)
Provision for income taxes	—	—	—	—
Net loss	$(321,639)	$(294,858)	$(756,039)	$(653,135)
Weighted average number of common shares - outstanding - basic and diluted	34,937,077	32,814,000	34,937,077	32,105,436
Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months
	Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(756,039)	$(653,135)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation, amortization and accretion	9,151	7,778
Amortization of debt discount	1,832	7,467
Loss on settlement of note payable	—	26,080
Stock based compensation expense	—	74,997
Loss contingency	—	87,000
Changes in operating assets and liabilities:
Increase/(Decrease) in other receivable	18,133	1
Increase in prepaid expenses	(61,793)	25,827
Decrease in deposits	—	(105,000)
Increase in accounts payable and accrued payables	505,479	98,319
Increase in accrued interest payable	121,644	67,163

Net cash used in operating activities	(161,593)	(363,499)

INVESTING ACTIVITIES
Oil and gas properties	(1,408,873)	(176,762)

Net cash used in investing activities	(1,408,873)	(176,762)

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	—	107,836
Proceeds from sale of preferred stock, net of costs	1,425,000
Proceeds from notes payable	68,736	200,000
Repayments for notes payable	(31,400)	(10,230)
Net cash provided by financing activities	1,462,336	297,606

NET DECREASE IN CASH	(108,130)	(242,655)

CASH AT BEGINNING OF YEAR	146,555	270,298

CASH AT END OF PERIOD	$38,425	$27,641
SUPPLEMENTAL INFORMATION:
Interest paid	$—	$(651)
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock for settlement of note payable – related party	$3,500,000
Issuance of common stock for settlement of note payable and accrued interest	$—	$25,494

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of June 30, 2016 and December 31, 2015.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through June 30, 2016 and believes that none of them will have a material effect on the company’s condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred an accumulated deficit in the amount of $7,641,125 as of June 30, 2016. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – OIL AND GAS PROPERTIES

Oil and natural gas properties, buildings and equipment consist of the following:

	June 30, 2016 (unaudited)	December 31, 2015 (audited)
Oil and Natural Gas:
Proved properties	$2,598,757	$1,734,223
Unproved properties	2,988,945	2,444,608
	5,587,702	4,178,831
Less accumulated depreciation, depletion, and amortization	(7,757)	(5,524)
	$5,579,945	$4,173,307

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

NOTE 5 – DEPOSITS

The Company had deposits at December 31, 2015 and June 30, 2016 totaling $9,900.

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2016 (unaudited)	December 31, 2015 (unaudited)
Note payable to an entity for the financing of insurance premiums, unsecured; 7.75% interest, due April 2017	$58,264	$17,263
Two notes payable to investors, unsecured, 10% interest; due September 30, 2016	$500,000	$500,000
Debt discount for 500,000 warrants issued relating to notes payable	5,938	7,771

Notes Payable - Total	$564,202	$525,034

Notes Payable, Related Party
Term loan with a related party investor executed July 30, 2015, unsecured, 10% interest; due July 30, 2016	$—	$3,500,000
Total – Notes Payable & Notes Payable, Related Party	$564,202	$3,970,869

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

In June of 2016, the Company sold 55,000 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $1,100,000.

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

The following is a summary of the status of all of the Company’s stock options as of March 31, 2016 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at June 30, 2016	9,500,000	$0.20	4.76
	—	$—	—
Exercised	—	$—	—
Cancelled	—	$—	—
Outstanding at June 30, 2016	9,500,000	$0.20	4.76
Exercisable at June 30, 2016	5,964,000	$0.21	4.05

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – WARRANTS

In September of 2014, the 500,000 warrants issued on November 15, 2012 and 100,000 warrants issued in September 2013 were exercised early at a reduced price of $0.34 per share.

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2016 and changes during the period ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at March 31, 2016	500,000	$0.20	0.25
Granted	—	$0.00	—
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Total Outstanding at March 31, 2016	500,000	$0.20	0.25
Exercisable at March 31, 2016	500,000	$0.20	0.25

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

In December of 2014, Citadel began a work-over on the Yowlumne #2-26 well including installation of a new pump in February of 2015. The well has been producing approximately 20- 25 barrels per day (32 degree API quality) since the beginning of March. In June the well’s pump had a mechanical issue, the company performed well maintenance in August returning the well to its previous production level. During December of 2015, extremely cold weather forced the shut-down of the #2-26 well. Citadel plans to return the well to production in the fourth quarter of 2016. Citadel is in the final stages of the CEQA process to permit two additional exploration wells on the Yowlumne acreage. Recent regulatory changes, including SB4 the State of California’s bill on fracking have delayed the final approval of our CEQA application. As such we do not expect to have these prospects permitted until the end of 2016, at which time we will determine when to drill. Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 15,000 feet. Citadel currently has a 75% working interest in these exploration prospects and is the operator.

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

In June of 2016, Citadel completed its facility upgrades; the new facilities have production capacity of 500-700 BOPD. Citadel began drilling three wells in June and returned to production 9 idle wells. Production from the new wells continues to increase as the wells clean up. As of August 15, 2016 the Company was producing approximately 50 barrels of oil per day. The Company is currently working on purchasing and installing a steam generator, to begin cyclic steaming operations in the 4th quarter of 2016.

Going Concern

The condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying condensed consolidated financial statements, the Company has incurred an accumulated deficit in the amount of $7,641,125 as of June 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 2016 and June 30, 2015

During the six month period ended June 30, 2016 we generated $26,762 from the sale of oil. During the six month period ended June 30, 2015 we generated $60,141 from the sale of oil.

Operating expenses totaled $650,250 during the six month period ended June 30, 2016 which was an increase over the period ended June 30, 2015. Operating expenses consisted of lease operating expense, general and administrative costs, amortization and depreciation, professional fees, and executive compensation. The increase consisted primarily of an increase in lease operating expenses and professional fees, while general and administrative costs decreased. During the period ended June 30, 2015 the Company's operating expense totaled $563,961.

General and administrative fees decreased from $187,714 to $131,057 from the six month period ended June 30, 2015 to the six month period ended June 30, 2016. This decrease was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees increased from $18,236 to $138,259 from the six month period ended June 30, 2015 to the six month period ended June 30, 2016. The increase was primarily due to services provided to the Company for accounting, consulting and legal.

Executive compensation decreased from $324,177 to $261,699 from the six month period ended June 30, 2015 to the six month period ended June 30, 2016. The decrease was primarily due to the stock options that fully vested in 2015.

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

As of June 30, 2016, the Company had $136,178 of current assets; of this amount $38,425 was cash. The following table provides detailed information about the net cash flow for the quarters ended June 30, 2016 and June 30, 2015 as presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the three months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(161,593)	$(363,499)
Net cash used in investing activities	(1,408,873)	(176,762)
Net cash provided by financing activities	1,462,336	297,606
Net change in cash	(108,130)	(242,655)
Cash, beginning of period	146,555	270,298
Cash, end of period	$38,425	$27,641

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in investing activities consisted of drilling expenses and facility upgrades on oil and gas properties of $1,408,873 on the Company’s properties.

Financing activities

The net cash provided by financing activities consisted of proceeds from the preferred stock offering, net of offering costs, totaling $1,425,000, a note payable totaling 68,736 and note repayments totaling $31,400.

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

In June of 2016, the Company issued 32,500 shares to investors for cash proceeds of $650,000.

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

Subsequent Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended June 30, 2016.

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

CITADEL EXPLORATION, INC.

Date: August 15, 2016	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)