Form 10-Q
period 2016-09-30
Citadel Exploration, Inc.
filed 2016-11-14
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________________________________________

Form 10-Q

___________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2016 was 38,814,000 shares.

CITADEL EXPLORATION, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)

Current assets:
Cash	$—	$146,555
Other receivable	6,450	19,342
Prepaid expenses	71,446	29,870
Product inventory	4,881	4,881
Total current assets	82,777	200,648

Deposits	9,900	9,900
Restricted cash	245,000	245,000
Oil and gas properties, successful efforts basis	6,131,040	4,173,307
Fixed asset, net	8,248	13,860

Total assets	$6,476,965	$4,642,715

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,970,245	$1,047,169
Bank overdraft	9,701
Accrued interest payable	365,509	227,945
Notes payable, net	543,582	525,034
Notes payable, related party, net	—	3,500,000
Total current liabilities	2,889,037	5,300,148

Asset retirement obligation	215,452	198,279
Production payment liability	300,000	300,000

Total liabilities	3,404,489	5,798,427

Stockholders' equity (deficit):

Common stock, $0.001 par value, 100,000,000 shares authorized, 39,314,000 and 38,814,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	43,814	38,814
Series A preferred stock	5,455,000	—
Additional paid-in capital	5,785,560	5,690,560
Accumulated deficit	(8,211,898)	(6,885,086)
Total stockholders' equity (deficit)	3,072,476	(1,155,712)

Total liabilities and stockholders' equity (deficit)	$6,476,965	$4,642,715

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months		For the nine months
	ended		ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$23,973	$20,287	$50,735	$80,428
Operating expenses:
Lease operating expense	73,721	80,878	183,805	107,040
General and administrative	325,711	57,084	456,768	244,799
Depreciation, amortization and accretion	6,514	4,646	15,665	12,316
Professional fees	38,669	26,514	176,928	44,749
Executive compensation	124,590	317,253	386,289	641,430
Dry hole, abandonment, impairment, and exploration	—	1,433,570	—	1,433,570
Total operating expenses	569,204	1,919,945	1,219,454	2,483,904
Loss from operations	(545,231)	(1,899,658)	(1,168,719)	(2,403,476)
Other expenses:
Loss – Contingency	—	—	—	(87,000)
Loss - note payable settlement	—	—	—	(26,080)
Interest expense	(18,862)	(69,862)	(151,415)	(106,163)
Total other expenses	(18,862)	(69,862)	(151,415)	(219,243)
Loss before provision for income taxes	(564,094)	(1,969,586)	(1,320,133)	(2,622,719)
Provision for income taxes	(6,679)	—	(6,679)	—
Net loss	$(570,773)	$(1,969,586)	$(1,326,812)	$(2,622,719)
Weighted average number of common shares - outstanding - basic and diluted	39,221,609	34,937,077	38,950,861	33,338,309
Net loss per share – basic and diluted	$(0.01)	$(0.06)	$(0.03)	$(0.08)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months
	Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(1,326,812)	$(2,622,719)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation, amortization and accretion	15,665	12,316
Abandonment and impairment	—	1,433,570
Amortization of debt discount	1,832	5,217
Loss on settlement of note payable	—	26,080
Stock based compensation expense	—	264,692
Loss contingency	—	87,000
Changes in operating assets and liabilities:
Increase/(Decrease) in other receivable	12,892	(24,923)
Increase in prepaid expenses	(41,576)	(14,023)
Decrease in deposits	—	(161,191)
Increase in accounts payable and accrued payables	923,077	325,126
Increase in accrued interest payable	137,564	133,594

Net cash used in operating activities	(277,358)	(535,261)

INVESTING ACTIVITIES
Oil and gas properties	(1,950,614)	(2,612,437)

Net cash used in investing activities	(1,950,614)	(2,612,437)

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	100,000	239,244
Proceeds from sale of preferred stock, net of costs	1,955,000	—
Increase in bank overdraft	9,701	—
Proceeds from notes payable	68,736	3,000,000
Repayments for notes payable	(52,020)	(113,308)
Net cash provided by financing activities	2,081,417	3,125,936

NET DECREASE IN CASH	(146,555)	(21,762)

CASH AT BEGINNING OF YEAR	146,555	270,298

CASH AT END OF PERIOD	$—	$248,536
SUPPLEMENTAL INFORMATION:
Interest paid	$—	$(651)
Income taxes paid	$6,679	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock for settlement of note payable – related party	$3,500,000	—
Issuance of common stock for settlement of note payable and accrued interest	$—	$25,494

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of September 30, 2016 and December 31, 2015.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through September 30, 2016 and believes that none of them will have a material effect on the company’s condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred an accumulated deficit in the amount of $8,211,898 as of September 30, 2016. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – OIL AND GAS PROPERTIES

Oil and natural gas properties, buildings and equipment consist of the following:

	September 30, 2016 (unaudited)	December 31, 2015 (audited)
Oil and Natural Gas:
Proved properties	$3,347,096	$1,734,223
Unproved properties	2,794,611	2,444,608
	6,141,707	4,178,831
Less accumulated depreciation, depletion, and amortization	(10,667)	(5,524)
	$6,131,040	$4,173,307

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

NOTE 5 – DEPOSITS

The Company had deposits at December 31, 2015 and September 30, 2016 totaling $9,900.

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2016 (unaudited)	December 31, 2015 (unaudited)
Note payable to an entity for the financing of insurance premiums, unsecured; 7.75% interest, due April 2017	$37,644	$17,263
Two notes payable to investors, unsecured, 10% interest; due March 31, 2017	$500,000	500,000
Debt discount for 500,000 warrants issued relating to notes payable	5,938	7,771

Notes Payable - Total	$543,582	$525,034

Notes Payable, Related Party
Term loan with a related party investor executed July 30, 2015, unsecured, 10% interest; due July 30, 2016	$—	3,500,000
Total – Notes Payable & Notes Payable, Related Party	$543,582	$4,025,034

During the quarter ended March 31, 2016, the Company converted the $3,500,000 related party note payable with 175,000 of preferred shares valued at $3,500,000. Interest expense on the note payable was $91,300.

In March 2014, the Company closed on a $500,000 bridge loan from two individuals. These notes originally had a 180 day term and bear interest of 10%.The $500,000 of notes were due on October 31, 2015. Additionally, the investors received 500,000 warrants to purchase the Company’s stock at $0.34 per share for a term of two years. In September of 2016, the maturity date of this bridge loan was extended until March 31, 2017, in return the exercise price of the warrant was reduced to $0.20 and the term of the warrants also extended to until March 31, 2017.

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

In June of 2016, the Company sold 50,000 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $1,000,000.

In September of 2016, the Company sold 26,500 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $530,000. The Company issued 500,000 shares of common stock for cash in the amount of $100,000.

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

The following is a summary of the status of all of the Company’s stock options as of September 30, 2016 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2016	9,500,000	$0.20	4.51
	—	$—	—
Exercised	—	$—	—
Cancelled	—	$—	—
Outstanding at September 30, 2016	9,500,000	$0.20	4.51
Exercisable at September 30,2016	7,533,000	$0.20	4.22

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 – WARRANTS

In September of 2014, the 500,000 warrants issued on November 15, 2012 and 100,000 warrants issued in September 2013 were exercised early at a reduced price of $0.34 per share.

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2016 and changes during the period ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2016	500,000	$0.20	0.50
Granted	—	$0.00	—
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Total Outstanding at September 30, 2016	500,000	$0.20	0.50
Exercisable at September 30, 2016	500,000	$0.20	0.50

 NOTE 10 – OTHER LIABILITIES

In October of 2015, the company entered into a summary judgement with the County of San Benito to pay $262,500 in related costs regarding the Center for Biological Diversity litigation. The company is required to pay $25,000 per quarter beginning with the quarter ended September 30, 2016 through quarter ended December 31, 2017 and a lump sum payment of the remaining balance in the first quarter of 2018.

The Company made its first quarterly payment on September 26, 2016 in the amount of $25,000.

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

On July 31, 2015 Citadel acquired approximately 1,100 acres of leases, production facilities and equipment that encompassed the Kern Bluff Oil Field. As consideration for this acquisition Citadel issued 6,000,000 shares of common stock and paid $2,000,000 in cash. The transaction was financed via a $3,500,000 one year term loan from Cibolo Creek Partners, of Midland Texas. In March of 2016, Cibolo Creek Partners converted the $3,500,000 term loan into Series A Convertible Participating Preferred Stock.

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

In June of 2016, Citadel completed its facility upgrades; the new facilities have production capacity of 500-700 BOPD. Citadel drilled three wells in June and returned to production 9 idle wells. Production from the new wells continues to increase as the wells clean up. As of November 15, 2016 the Company was producing 50 to 75 barrels of oil per day. The Company is currently working on purchasing and or renting a steam generator, to begin cyclic steaming operations in the 4th quarter of 2016. The Company believes that cyclic steaming of the existing wells, should double its current production.

Going Concern

The condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying condensed consolidated financial statements, the Company has incurred an accumulated deficit in the amount of$8,211,898 and has a bank overdraft of $9,701 as of September 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended September 30, 2016 and September 30, 2015

During the nine month period ended September 30, 2016 we generated $50,735 from the sale of oil. During the nine month period ended September 30, 2015 we generated $80,428 from the sale of oil. The decrease was primarily due to the reduced production during the 2016 facility upgrades.

Operating expenses totaled $1,219,454 during the nine month period ended September 30, 2016 which was an decrease over the period ended September 30, 2015. Operating expenses consisted of lease operating expense, general and administrative costs, amortization and depreciation, professional fees, executive compensation, and dryhole/abandonment. The decrease consisted primarily of a decrease in dry hole/abandonment expense, while general and administrative costs increased. During the period ended September 30, 2015 the Company's operating expense totaled $2,483,904.

General and administrative fees increased from $244,799 to $456,768 from the nine month period ended September 30, 2015 to the nine month period ended September 30, 2016. This increase was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees increased from $44,749 to $176,928 from the nine month period ended September 30, 2015 to the nine month period ended September 30, 2016. The increase was primarily due to services provided to the Company for accounting, consulting and legal.

Executive compensation decreased from $641,430 to $386,289 from the nine month period ended September 30, 2015 to the nine month period ended September 30, 2016. The decrease was primarily due to the stock options that fully vested in 2015.

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

 As of September 30, 2016, the Company had $73,076 of current assets and a bank overdraft of $9,701. The following table provides detailed information about the net cash flow for the nine months ended September 30, 2016 and September 30, 2015 as presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(277,358)	$(535,261)
Net cash used in investing activities	(1,950,614)	(2,612,437)
Net cash provided by financing activities	2,081,417	3,125,936
Net change in cash	(146,555)	(21,762)
Cash, beginning of period	146,555	270,298
Cash, end of period	$—	$248,536

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in investing activities consisted of drilling expenses and facility upgrades on oil and gas properties of $1,950,614 on the Company’s properties.

Financing activities

The net cash provided by financing activities consisted of proceeds from the preferred stock offering, net of offering costs, totaling $1,955,000, a note payable totaling 68,736 and note repayments totaling $52,020.

As of September 30, 2016, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We received notice on or about July 10, 2013 that the Center for Biological Diversity (“CBD”) had filed a law suit against the County of San Benito regarding the approval of Project Indian which is described more fully, above, as the “Case”. The Board of Supervisors voted 5-0 in favor of our application to drill 15 exploration wells on our Project Indian lease. The Court approved the petition in a judgment entered on September 4, 2014, and ruled that Citadel was required to obtain an environmental impact report before commencing Project Indian. Thereafter, the Court awarded the petitioner $347,969 as attorney’s fees and costs against the County of San Benito and Citadel, jointly and severally. The Company has requested a dismissal of its appeal of this decision which was granted as the Court required the Company to post a bond in which it was unable to qualify for. In October of 2015, the company paid $92,693 to the Center for Biological Diversity for a share of the attorney’s fees and costs outstanding which satisfied the judgment for attorney’s fees and costs in full. In October of 2015, the company entered into a summary judgement with the County of San Benito to pay $262,500 in related costs of the CBD litigation. The company is required to pay $25,000 per quarter for the next six quarters and a lump sum payment of the remaining balance in the first quarter of 2018. This puts to an end any future costs associated litigation regarding Project Indian in San Benito County.

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

In March of 2016, the Company approved the issuance of up to 250,000 Series A Convertible Participating Preferred Stock. The Series A Participating Preferred Stock has a 3 year term, with a 10% coupon. Each share of Series A converts into 100 shares of the Company’s common stock, equaling a conversion price of $0.20 a share. Additionally the Series A Participating Preferred Stock has a 2% overriding royalty (ORRI) on the Kern Bluff Oil Field, until conversion, at which time the ORRI is reduced to 1% in perpetuity. The company issued 38,750 shares to investors for cash proceeds of $775,000. Additionally the Company converted the $3,500,000 term loan with Cibolo Creek Partners into 175,000 shares of Series A Participating Preferred Stock. Cibolo Creek also subscribed for an additional 5,000 shares of Series A Participating Preferred Stock for cash proceeds of $100,000.

In June of 2016, the Company issued 50,000 shares to investors for cash proceeds of $1,000,000.

In September of 2016, the Company approved the additional issuance of up to 100,000 Series A Convertible Participating Preferred Stock. The Company issued 26,500 shares to investors for cash proceeds of $530,000. The Company issued 500,000 shares of common stock for cash in the amount of $100,000.

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

Subsequent Stock Issuances

In October of 2016, we issued 15,730 shares of our Series A Convertible Participating Preferred stock to investors for cash proceeds of $314,600.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended September 30, 2016.

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

 Item 6. Exhibits.

Exhibit No.	Description
10.4	2012 Stock Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURE

.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EXPLORATION, INC.

Date: November 14, 2016	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)