Form 10-K
period 2016-12-31
Citadel Exploration, Inc.
filed 2017-03-31
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K

___________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 30, 2016 (the last business day of the registrant's most recently completed fourth fiscal quarter) was $9,042,220 based on a share value of $0.23. The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2017 was 41,348,002 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CITADEL EXPLORATION, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2016

Index to Report

on Form 10-K

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules	46

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

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.citadelexploration.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited consolidated financial statements, at no charge upon receipt of a written request to us at Citadel Exploration, Inc., 417 31st Street Unit A, Newport Beach, California 92663.

INDUSTRY AND MARKET DATA

The market data and certain other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. In addition, some data are based on our good faith estimates.

PART I

ITEM 1. BUSINESS AND PROPERTIES

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

Our Projects

KERN BLUFF OIL FIELD

In July of 2015, Citadel purchased approximately 1,100 acres encompassing the Kern Bluff Oil Field in Kern County, California for $2,000,000 in cash and 6,000,000 shares of its common stock valued at $480,000. The seller also retained a royalty that varies on a lease by lease basis; Citadel has 100% working interest in the field with an 80% net revenue interest. In 2015, Citadel re-entered 7 idle well bores, and began to return those wells to production. Production as of December 31, 2016 was approximately 30 barrels of oil per day (BOPD). The field had 29 idle well bores upon acquisition, Citadel plans to re-enter each of these well bores in 2017 and 2018 and attempt to return them to production.

In December of 2015, Citadel shifted its CAPEX focus to remediation of the existing acquired facilities. At the time of purchase, the oil at Kern Bluff was being processed by temporary facilities installed by the previous owner. As production increased it quickly became apparent that these facilities were not capable of processing the additional volumes of oil and water being produced. The existing permanent facilities were built in the 1970’s by Gulf Oil and require extensive remediation including new pipe, valves, flanges and tank repair. To facilitate the remediation, Citadel elected to shut down the eight producing wells in early January of 2016. Citadel completed the facility remediation in July of 2016, the facilities are estimated to have production capability of 500 BOPD. Citadel returned 8 wells to production in the third quarter of 2016 and drilled three new wells.

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

In December of 2014, Citadel began a work-over on the Yowlumne #2-26 well including installation of a new pump in February of 2015. The well has been producing approximately 20- 25 barrels per day (32 degree API quality) since March of 2015. In June the well’s pump had a mechanical issue, the company performed well maintenance operations on the #2-26 well in August, which returned the well to production at approximately 20-25 barrels per day. During December of 2015, extremely cold weather forced the shut-down of the #2-26 well. Low oil prices coupled with high water disposal costs in 2016 prevented Citadel from turning the well back on. With oil prices rebounding and stabilizing in the $50.00 per barrel range, Citadel plans to return the well to production in the second or third quarter of 2017. Citadel is in the final stages of the CEQA process to permit two additional exploration wells on the Yowlumne acreage. Recent regulatory changes, including SB4 the State of California’s bill on fracking have delayed the final approval of our CEQA application. As such we do not expect to have these prospects permitted until the end of 2017, at which time we will determine when to drill. Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 15,000 feet. Citadel currently has a 75% working interest in these exploration prospects and is the operator.

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

Proved Reserves

Evaluation and Review of Proved Reserves: Our proved reserve estimates as of December 31, 2016 were prepared based on reports by MHA Petroleum Consultants (“MHA”). MHA does not own an interest in any of our properties, nor is it employed by us on a contingent basis. Within MHA, the technical person primarily responsible for preparing the estimates set forth in the MHA letter dated March 22, 2017, filed as an exhibit to this Annual Report, was Mr. Alan Burzlaff. Mr. Burzlaff, Managing Partner at MHA and a Licensed Professional Engineer in the State of California, has been practicing consulting petroleum engineering at MHA since 2009 and has over 36 years of prior industry experience.

We do not maintain an internal staff of petroleum engineers or geoscience professionals although our management team did meet with our independent reserve engineers to provide as accurate data as reasonable for use in calculating our proved reserves relating to our assets.

Estimation of Proved Reserves: Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2016 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (1) production performance-based methods; (2) material balance-based methods; (3) volumetric-based methods; and (4) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. As our Kern Bluff property is new to the Company in 2015 and we had limited current production history, our reserves were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy.

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

Summary of Oil, NGLs, and Natural Gas Reserves. The following table presents our estimated net proved oil, NGLs, and natural gas reserves as of the periods indicated:

	December 31,
	2016	2015
Proved developed reserves:
Oil (MBbls)	220	358

Natural gas (MMcf)	--	--
Combined (MBoe)(1)	220	358
Proved undeveloped reserves:
Oil (MBbls)	920	1,056

Natural gas (MMcf)	--	--
Combined (MBoe)(1)	920	1,056
Proved reserves:
Oil (MBbls)	1,160	1,414

Natural gas (MMcf)	--	--
Combined (MBoe)(1)	1,160	1,414

(1)	One Boe is equal to six Mcf of natural gas or one Bbl of oil or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

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

Additional information regarding our proved reserves can be found in the notes to our consolidated and combined financial statements included elsewhere in this Annual Report and the proved reserve report as of December 31, 2016, which is included as an exhibit to this Annual Report.

Proved Undeveloped Reserves (PUDs)

As of December 31, 2016, our proved undeveloped reserves were composed of 920 MBbls of oil, 0 MMcf of natural gas, for a total of 920 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells are drilled and begin production.

The following table summarizes our changes in PUDs during the year ended December 31, 2016 (in MBoe):

Balance, December 31, 2015	1,056
Purchases of reserves	0
Extensions and discoveries	0
Revisions of previous estimates	(136)
Transfers to proved developed	0
Balance, December 31, 2016	920

Estimated future development costs relating to the development of PUDs at December 31, 2016 were projected to be approximately $0.3 million in the year ended December 31, 2016, $5.9 million in 2017, $1.7 million in 2018, $0.8 million in 2019, and $0.3 million in future periods. As we continue to develop our properties and have more well production and completion data, we believe we will continue to realize cost savings and experience lower relative drilling and completion costs as we convert PUDs into proved developed reserves in upcoming years. All of our PUD drilling locations are scheduled to be drilled within five years of their initial booking.

As of December 31, 2016, 160 MBbls of our total proved reserves were classified as proved developed non-producing.

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
  President Donald J. Trump

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

In addition, President Trump’s budget proposal for fiscal year 2017 could recommend the elimination of certain federal income tax preferences currently available to oil and gas exploration and production companies as well as new taxes, all of which could harm us. The elimination of tax preferences includes (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of expensing intangible drilling costs, (iii) an increase in the amortization period from two years to seven years for geological and geophysical costs paid or incurred by independent producers and (iv) repealing the domestic manufacturing deduction for income derived from the production of oil and gas in the United States.

Restrictions on our ability to obtain, use, manage or dispose of water may have an adverse effect on our operations.

Water management is an essential component of our operations. We treat and re-use water for a substantial portion of our needs related to activities such as steamflooding, waterflooding, pressure management, well completion and stimulation, including limited hydraulic fracturing, and we provide reclaimed water for agricultural use in certain areas. We also use supplied water from various local and regional sources, particularly for power plants and to support operations like steam injection in certain fields. Due to severe drought in California, some local and regional water districts and the state government are implementing regulations and policies that restrict water usage and increase the cost of water. Existing laws and regulations restrict our ability and increase our cost to manage and dispose of water and other fluids. The federal Clean Water Act and Safe Drinking Water Act and analogous state laws impose restrictions and strict controls on the discharge of and injection of fluids, including produced water. We must obtain permits or waivers for certain surface discharges and subsurface injection, as well as for construction activities that may affect regulated water resources. Certain government agencies have investigated and continue to study whether the discharge or injection of produced water could affect water quality or induce ground movement or seismicity, which may result in additional regulations under federal and state laws. Our enhanced production operations or fluid disposal could give rise to litigation over claims related to alleged damage to the environment or private or public property. The laws, regulations, policies and attendant liabilities relating to the use, disposal and injection of water and other fluids could increase our costs and negatively affect our development and production activities.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Citadel; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Citadel are being made only in accordance with authorizations of management and directors of Citadel, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Citadel’s assets that could have a material effect on the consolidated financial statements.

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We received notice on or about July 10, 2013 that the Center for Biological Diversity (“CBD”) had filed a law suit against the County of San Benito regarding the approval of Project Indian which is described more fully, above, as the “Case”. The Board of Supervisors voted 5-0 in favor of our application to drill 15 exploration wells on our Project Indian lease. The Court approved the petition in a judgment entered on September 4, 2014, and ruled that Citadel was required to obtain an environmental impact report before commencing Project Indian. Thereafter, the Court awarded the petitioner $347,969 as attorney’s fees and costs against the County of San Benito and Citadel, jointly and severally. The Company has requested a dismissal of its appeal of this decision which was granted as the Court required the Company to post a bond in which it was unable to qualify for. In October of 2015, the company paid $92,693 to the Center for Biological Diversity for a share of the attorney’s fees and costs outstanding which satisfied the judgment for attorney’s fees and costs in full. In October of 2015, the company entered into a summary judgement with the County of San Benito to pay $262,500 in related costs of the CBD litigation. The company is required to pay $25,000 per quarter for the next six quarters and a lump sum payment of the remaining balance in the first quarter of 2018. This puts to an end any future costs associated with litigation regarding Project Indian in San Benito County.

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

	2016		2015
	BID PRICES		BID PRICES
	High	Low	High	Low
1st Quarter	$0.23	$0.20	$0.15	$0.03
2nd Quarter	$0.29	$0.23	$0.10	$0.03
3rd Quarter	$0.30	$0.15	$0.34	$0.07
4th Quarter	$0.23	$0.12	$0.32	$0.07

Holders of Common Stock

As of March 31, 2017, we had approximately 121 stockholders of record of the 41,348,002 shares outstanding.

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

In March of 2016, the Company approved the sale of up to 250,000 shares of Series A Convertible Participating Preferred Stock. The Company sold 175,000 shares of Series A Convertible Participating Preferred Stock to convert its $3,500,000 related party note payable to preferred stock payable. In addition, the Company has sold 21,250 shares of Series A Convertible Participating Preferred Stock payable for cash in the amount of $425,000 through March 31, 2016.

In June of 2016, the Company sold 50,000 shares of Series A Convertible Participating Preferred Stock payable for cash in the amount of $1,000,000.

In September of 2016, the Company sold 26,500 shares of Series A Convertible Participating Preferred Stock payable for cash in the amount of $530,000. The Company issued 500,000 shares of common stock for cash in the amount of $100,000.

In October of 2016, the Company sold 10,350 shares of Series A Convertible Participating Preferred Stock payable for cash in the amount of $207,000.

In November of 2016, the Company sold 29,330 shares of Series A Convertible Participating Preferred Stock payable for cash in the amount of $586,600.

In December of 2016, the Company sold 13,300 shares of Series A Convertible Participating Preferred Stock payable for cash in the amount of $266,000.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2016.

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

In December of 2014, Citadel began a work-over on the Yowlumne #2-26 well including installation of a new pump in February of 2015. The well has been producing approximately 20- 25 barrels per day (32 degree API quality) since the beginning of March. In June the well’s pump had a mechanical issue, the company performed well maintenance in August returning the well to its previous production level. During December of 2015, extremely cold weather forced the shut-down of the #2-26 well. Citadel plans to return the well to production in the second or third quarter of 2017. Citadel is in the final stages of the CEQA process to permit two additional exploration wells on the Yowlumne acreage. Recent regulatory changes, including SB4 the State of California’s bill on fracking have delayed the final approval of our CEQA application. As such we do not expect to have these prospects permitted until the end of 2017, at which time we will determine when to drill. Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 15,000 feet. Citadel currently has a 75% working interest in these exploration prospects and is the operator.

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

In July of 2016, Citadel completed its facility upgrades; the new facilities have production capacity of 500-700 BOPD. Citadel drilled three wells in June and returned to production 9 idle wells. Production from the new wells continues to increase as the wells clean up. As of December 31, 2016 the Company was producing approximately 30 barrels of oil per day. The Company is currently working on purchasing and or renting a steam generator, to begin cyclic steaming operations in the 2nd quarter of 2017. The Company believes that cyclic steaming of the existing wells, should double its current production.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the exploration stage and, accordingly, has not generated any significant revenues from operations. As shown on the accompanying consolidated financial statements, the Company has incurred a net loss of $2,150,059 for the year ending December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended December 31, 2016 we generated $107,071 in revenue from oil sales. During the year ended December 31 2015, we generated $118,327 in revenue.

Operating expenses totaled $1,676,826 during the year ended December 31, 2016 as compared to $1,413,323 in the prior year ended December 31, 2015. Operating expenses primarily consisted of lease operating expenses, executive compensation, and general and administrative expenses in the year ended December 31, 2016.

General and administrative fees increased $224,515 from the year ended December 31, 2015 to the year ended December 31, 2016. This increase was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees increased $142,500 from the year ended December 31, 2015 to the year ended December 31, 2016. The increase was primarily due to an increase in services provided to the Company for accounting, consulting and legal.

Executive compensation decreased $258,444 from the year ended December 31, 2015 to the year ended December 31, 2016. The decrease was due to ending of the stock option expense amortization.

Liquidity and Capital Resources

The Company has established a capital budget for 2017 of $6,000,000 to purchase or rent a 20MM BTU steam generator, return to production up to 10 wells and drill up to 20 vertical wells and 1 horizontal well. The Company’s ability to complete this capital budget will be highly dependent on higher oil prices and access to capital.

As of December 31, 2016, we had $234,252 of current assets; of this amount $188,793 was cash. The following table provides detailed information about our net cash flow for all consolidated financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Net cash used in operating activities	$(1,028,947)	$(819,253)
Net cash used in investing activities	(2,045,260)	(2,930,426)
Net cash provided by financing activities	3,116,445	3,625,936
Net increase (decrease) in cash	42,238	(123,743
Cash, beginning of year	146,555	270,298
Cash, end of year	$188,793	$146,555

Investing activities

Net cash used in investing activities was $2,045,260 for the year ended December 31, 2016. The net cash used in investing activities consisted primarily of payments for the development of Kern Bluff Oil Field.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2016 was $3,116,445. The net cash provided by financing activities substantially consisted of proceeds from a $3,014,600 preferred stock sale, note repayments totaling $66,891, and common stock proceeds, net of offering costs, of $100,000.

As of December 31, 2016, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of consolidated financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

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

Name	Age	Title	Director Since
Armen Nahabedian	38	Chief Executive Officer, President & Director	8/9/2011
Daniel Szymanski	55	Director	5/3/2011
Philip J. McPherson	42	Chief Financial Officer, Secretary, Treasurer & Director	9/1/2012
Jim Walesa	56	Chairman of the Board	9/1/2014
James Borgna	39	Director	5/3/2011

Armen Nahabedian, 38, President, Chief Executive Officer, and Director: Mr. Nahabedian is a fourth generation oil and gas explorer in the state of California. In 1999, Mr. Nahabedian joined the United States Marine Corp as an infantryman and reached the rank of Corporal (E-4) before serving in operation Iraqi Freedom and receiving an honorable discharge in 2003. Mr. Nahabedian immediately thereafter went to work in the oil fields of the South San Joaquin Valley for his family’s oil company, The Nahabedian Exploration Group. After early success in his exploration efforts Mr. Nahabedian became a regional supervisor and managed the drilling operations for some of the deepest exploratory wells drilled in the state of California from 2004 through 2007. In 2007, Mr. Nahabedian then joined The Nahabedian Exploration Group as a partner and supervised land acquisition efforts (over 750,000 acres leased or optioned) and prospect generation. Mr. Nahabedian continued to act as an operational supervisor and in 2009; he became involved in business development and finance. Acting as the company’s primary fund raiser Mr. Nahabedian educated himself in public financing and securities and with the assistance of an experienced legal team formed Citadel Exploration, Inc. in 2011.

Daniel L. Szymanski, 55, Director: Dan Szymanski comes to the board of Citadel Exploration, Inc. with over 20 years of industry experience, including exploration and production assignments with Tenneco and Chevron, and worldwide exploration with Occidental. Dan served as Manager of Business Development, then Manager-Financial Planning and Analysis at Oxy's Headquarters in LA. His final role at Oxy was Asset Manager for 42 oil and gas fields producing in California’s San Joaquin and Sacramento Valleys. Since 2008, Dan has been a consultant to the oil and gas industry and partner in a seismic data firm. Mr. Szymanski has a Bachelors degree in Geology from the University of Wisconsin and a Masters in Geophysics from Purdue.

Philip J. McPherson, 42, Chief Financial Officer and Director: Mr. McPherson joined Citadel Exploration in September of 2012 with nearly two decades of experience in the capital markets and financial services sectors.  He started his career as a retail stock broker with Mission Capital in 1997 and became partner before it was acquired by oil and gas boutique C. K. Cooper & Company. At C.K. Cooper, Mr. McPherson was a research analyst specializing in small cap exploration & production companies.  In 2007, he joined Global Hunter Securities as a partner and managing director of the energy research group. During his Wall Street career, Mr. McPherson was presented the Wall Street Journal “Best on the Street” Award was named a Zack’s 5-Start Analyst for three consecutive years.  He is a recognized expert on California E&P firms. Mr. McPherson received his Bachelors in Economics from East Carolina University.

James Walesa, 56, Chairman of the Board:  Mr. Walesa has more than three decades of experience in financial services with an emphasis on the energy industry. He started in 1982 with First Investors (FIC) as a registered representative in Chicago and became the youngest vice president in firm history at age 26. He left FIC to form Asset Management & Protection Corporation (AMPC) in May 1988. AMPC started from scratch and today manages over $500 million. Mr. Walesa entered the energy industry in 1992 in the Permian Basin. He and some of his clients were original investors in Basic Energy Services (BAS: NYSE) and Southwest Royalties, now part of Clayton Williams Energy (CWE: NYSE). He is also a founding member of the Offshore Energy Center in Galveston, Texas. Mr. Walesa and AMPC clients continue to provide startup capital for energy related companies and was an original investor in Citadel’s first offering. Mr. Walesa previously served on the board of NASDAQ-traded Financial Assurance and several private companies. He was the Chicago Chairman for the National Multiple Sclerosis Society and is a member of the Alzheimer’s Alois Society in recognition of his leadership and support of the Alzheimer’s Association to prevent and cure dementia related disease.

James Borgna, 38, Director: Mr. Borgna is a third generation oil and gas industry supplier and producer. Mr. Borgna currently owns and operates Grey Energy LLC which supplies production facilities and process equipment in California.  Mr. Borgna specializes in scalable facilities that are fabricated work in-house. Mr. Borgna has supervised the fabrication of oil and gas facilities for many of the major operators in the San Joaquin Basin. Mr. Borgna gained valuable experience with project management, facilities design, and gained familiarity with permitting guidelines and restrictions. Prior to joining his family in the oil and gas industry Mr. Borgna served six years in the United States Navy and achieved the rank of E-5.

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

Summary Compensation

During the year ended December 31, 2015, we entered into new employment contracts with both our CEO and CFO on September 1, 2015. The contract calls for each to receive a base salary of $20,000 per month for the first 12 months. The base salary shall increase to $25,000 per month for the next 12 month period and then increase to $30,000 per month for the final 12 months of the three year contract. As of the date of the salary increase, the CEO and CFO have deferred payment of approximately $10,000 per month of salary during the first year of the contract and $15,000 per month during the second year of the contract. The CEO and CFO are also entitled to quarterly and annual bonuses upon reaching mutually agreeable objectives set by Employer and Employee. The CEO and CFO shall be entitled to receive and or participate in all benefit plans and programs of Employer currently existing or hereafter made available to executives and or senior management of the Employer.

Summary Compensation Table

The table below summarizes the total compensation earned by our Executive Officers but does not account for deferred compensation as discussed above, for the last two fiscal years ended December 31, 2016 and 2015.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Armen Nahabedian,	2016	$260,000	-0-	-0-	-0-	-0-	-0-	-0-	$260,000
Chief Executive Officer, President, and Director (1)	2015	240,000	-0-	-0-	123,700	-0-	-0-	-0-	363,700

Philip McPherson	2016	$260,000	-0-	-0-	-0-	-0-	-0-	-0-	$260,000
Chief Financial Officer, Secretary, Treasurer, and Director (2)	2015	240,000	-0-	-0	123,700	-0-	-0-	-0-	363,700

(1)	Mr. Nahabedian was appointed Chief Executive Officer, President, and a Director of the Company on August 9, 2011.

(2)	Mr. McPherson was appointed Chief Financial Officer, Secretary, Treasurer, and a Director of the Company on September 1, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2017 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 41,348,002 shares of common stock outstanding.

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

Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name and address of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned

Common	Armen Nahabedian, Chief Executive Officer, President & Director	4,421,500	11.0%
Common	Daniel L. Szymanski, Chairman of the Board	250,000	1.0%
Common	Philip J. McPherson, CFO & Director	2,030,000	5.0%
Common	James Walesa, Director(2)	2,059,364	5.0%
Common	James Borgna, Director	200,000	0.9%
Common	Kern Bluff Resources, LLC	6,000,000	16.0%
Common	Vahagn Nahabedian	4,000,000	11.0%

	All Beneficial Owners as a Group	18,960,864	48.0%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Parties’ address is care of the Company at 417 31st St. Unit A, Newport Beach, CA 92663

(2)	Includes 1,425,000 shares owned by Cibolo Creek Partners of which Mr. Walesa is a member.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

        During the year ended December 31, 2016, the Company made the following purchases from entities considered related parties; $364,253 for oil field equipment and services from Grey Energy. Grey Energy is owned by James Borgna, who is a member of our Board of Directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth the fees paid or accrued by us for the audit and other services provided by Anton and Chia, LLP for the audit of our annual consolidated financial statements for the year ended December 31, 2016 and for year ended December 31, 2015:

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended December 31, 2015

Audit Fees(1)	$23,550	$22,235
2014 Re-Audit Fees	$—	$14,175
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$23,550	$36,410

(1)	Audit Fees: This category represents fees for professional services provided in connection with the audit of our consolidated financial statements and review of our quarterly consolidated financial statements.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The consolidated financial statements listed in the "Index to Consolidated Financial Statements" at page are filed as part of this report.

2.	Consolidated financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	ending	Exhibit	date
3(i)(a)	Articles of Incorporation of Citadel Exploration, Inc.		S-1		3(i)(a)	2/11/10
3(i)(b)	Certificate of Amendment – Name Change – Dated March 3, 2011		8-K		3(i)(b)	3/10/11
3(i)(c)	Certificate of Change – Dated March 3, 2011		8-K		3(i)(c)	3/10/11
3(ii)(a)	Bylaws of Citadel Exploration, Inc.		S-1		3(ii)(a)	2/11/10
10.1	Membership Purchase Agreement and Plan of Reorganization– Dated February 28, 2011		8-K		2.1	3/31/11
10.2	Addendum No. 1 to Membership Purchase Agreement and Plan of Reorganization – Dated April 27, 2011		8-K		2.2	5/3/11
10.3	Letter Agreement – Dated February 22, 2012		8-K		10.1	3/22/12
10.4	Bridge Loan Agreement		8-K		10.4	4/4/14
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.2	Presentation – Dated November 10, 2011		8-K		EX. 99.2	11/15/12
99.3	MHA Reserve Report – Dated March 22, 2017		10-K		EX. 99.3	04/01/17

101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EXPLORATION, INC.

By: /s/Armen Nahabedian

Armen Nahabedian, President

Date: March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Armen Nahabedian	Chief Executive Officer (Principal Executive Officer), President, and Director	March 31, 2017
Armen Nahabedian

/s/Philip J. McPherson	Chief Financial Officer (Principal Financial Officer) Secretary, Treasurer, and Director	March 31, 2017
Philip J. McPherson

/s/Daniel L. Szymanski	Director	March 31, 2017
Daniel L. Szymanski

/s/James Walesa	Chairman of the Board	March 31, 2017
James Walesa

/s/James Borgna	Director	March 31, 2017
James Borgna

CITADEL EXPLORATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Citadel Exploration, Inc.

We have audited the accompanying consolidated balance sheets of Citadel Exploration, Inc. and subsidiary (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citadel Exploration, Inc. and subsidiary of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Anton & Chia, LLP

Newport Beach, CA

March 31, 2017

CITADEL EXPLORATION, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$188,793	$146,555
Other receivable	7,142	19,342
Prepaid expenses	33,436	29,870
Product inventory	4,881	4,881
Total current assets	234,252	200,648
Deposits	9,900	9,900
Restricted cash	245,000	245,000
Oil and gas properties (successful efforts basis), buildings and equipment, net	6,209,546	4,173,307
Equipment, net	18,530	13,860
Total assets	$6,717,228	$4,642,715

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,584,258	$1,047,169
Accrued interest payable	780,049	227,945
Notes payable, net	526,880	525,034
Notes payable, net (related party)	—	3,500,000
Preferred stock payable	6,514,600	—
Total current liabilities	9,405,787	5,300,148
Asset retirement obligation	217,212	198,279
Production payment liability	300,000	300,000
Total liabilities	$9,922,999	$5,798,427

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized, 39,314,000 and 38,814,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	39,314	38,814
Additional paid-in capital	5,790,060	5,690,560
Accumulated deficit	(9,035,145)	(6,885,086)
Total stockholders’ deficit	(3,205,771)	(1,155,712)
Total liabilities and stockholders’ deficit	$6,717,228	$4,642,715

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.

Consolidated Statements of Operations

	For the years
	ended
	December 31,
	2016	2015

Revenue	$107,071	$118,327

Operating expenses:
Lease operating expense	221,160	199,908
Geological and geophysical expense	—	9,985
General and administrative	530,986	306,471
Depreciation, depletion and amortization	23,285	20,226
Professional fees	209,910	67,410
Executive compensation	550,879	809,323
Dry hole, abandonment, impairment, and exploration	140,606	—
Total operating expenses	1,676,826	1,413,323
Other expenses:
Loss – contingency	—	(87,000)
Loss – notes payable settlement	—	(26,080)
Interest expense	(572,025)	(220,413)
Total other expenses	(572,025)	(333,413)

Loss before provision for income taxes	(2,141,780)	(1,628,409)

Provision for income taxes	(8,279)	—

Net loss	$(2,150,059)	$(1,628,409)

Weighted average number of common shares	39,042,142	34,937,077
outstanding – basic and diluted

Net loss per common share - basic and diluted	$(0.05)	$(0.05)

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.

Consolidated Statements of Stockholder Deficit

			Additional
	Common Stock		Paid-In	Stock	Accumulated	Total
	Shares	Amount	Amount	Payable	Deficit	Deficit

Balance at January 1, 2015	31,389,000	$31,389	$4,673,497	$2,250	$(5,256,677)	$(549,541)
Shares issued for cash	718,904	719	107,117			107,836
Shares issued for property purchase	6,000,000	6,000	474,000			480,000
Warrants issued with notes payable			3,054			1,265
Stock option compensation			302,189			302,189
Shares issued for settlement of notes payable	681,100	681	101,483			102,164
Shares issued for share subscription settlement	25,000	25	3,725	(2,250)		1,500
Shares issued upon conversion of debt			25,495			25,495
Net loss					(1,628,409)	(1,628,409))
Balance at December 31, 2015	38,814,004	$38,814	$5,690,560	—	$(6,885,086)	$(1,155,712)

Shares issued for cash	500,000	500	99,500			100,000
Net loss					(2,150,059)	(2,150,059)
Balance at December 31, 2016	39,314,004	$39,314	$5,790,060	$—	$(9,035,145)	$(3,205,771)

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.

Consolidated Statements of Cash Flows

	For the years
	Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,150,059)	$(1,628,409)
Depreciation, amortization and accretion	23,284	20,226
Amortization of debt discount	5,751	10,291
Gain – notes payable settlement	—	26,080
Executive stock based compensation expense	—	302,188
Changes in operating assets and liabilities:
Decrease (Increase) in other receivable	12,200	(18,133)
Decrease in prepaid expenses	(3,566)	6,016
Increase in deposits	—	(205,000)
Increase in accounts payable and accrued liabilities	537,089	439,541
Increase in accrued interest payable	545,354	227,945
Net cash used in operating activities	(1,028,947)	(819,253)
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development of oil and gas properties	(2,032,760)	(930,426)
Property Acquisitions	—	(2,000,000
Purchase of equipment	(12,500)	—
Net cash used in investing activities	(2,045,260)	(2,930,426)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	100,000	239,244
Proceeds from sale of preferred stock, net of costs	3,014,600
Proceeds from notes payable	68,736	3,500,000
Repayments of notes payable	(66,891)	(113,308)
Net cash provided by financing activities	3,116,445	3,625,936
Net increase (decrease) in cash	42,238	(123,743)
Cash at beginning of year	146,555	270,298
Cash at end of year	$188,793	$146,555

Supplemental disclosures of cash flow information:
Interest paid	$5,584	$(651)
Income taxes paid	8,279	—
Non-cash investing and financing activities:
Financing of insurance	$68,736	$62,548
Issuance of common stock as part of oil and gas property acquisition	—	480,000
Conversion of debt to equity	3,500,000	25,495
Issuance of common stock for settlement of notes payable and accrued interest	—	102,164
Asset retirement obligation	12,264	146,720

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

On May 3, 2011, Citadel Inc completed the acquisition of 100% interest in Citadel Exploration, LLC, a California limited liability company, ("Citadel LLC") pursuant to a Membership Purchase Agreement (the "MPA").  Under the MPA, Citadel Inc issued 14,000,000 shares of the its common stock an individual in exchange for a 100% interest in Citadel LLC.  Additionally under the MPA, the former officers and directors of Citadel Inc agreed to cancel 7,696,000 shares of its common stock.  For accounting purposes, the acquisition of the Citadel LLC by Citadel Inc has been accounted for as a recapitalization, similar to a reverse acquisition except no goodwill is recorded, whereby the private company, Citadel LLC, in substance acquired a non-operational public company (Citadel Inc) with nominal assets and liabilities for the purpose of becoming a public company.   Accordingly, Citadel LLC are considered the acquirer for accounting purposes and thus, the historical financials are primarily that of Citadel LLC.  As a result of this transaction, Citadel Inc changed its business direction and is now involved in the acquisition and development of oil and gas resources in California.  Citadel LLC was incorporated on November 6, 2006 (Date of Inception) and accordingly, the accompanying consolidated financial statements are from the Date of Inception of Citadel LLC through ending reporting periods reflected.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

Principles of consolidation

For the years ended December 31, 2016 and 2015, the consolidated financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC.   All significant intercompany balances and transactions have been eliminated.   Citadel Exploration, Inc. and Citadel Exploration, LLC will be collectively referred herein to as the “Company”.

Nature of operations

Currently, the Company is focused on the acquisition and development of oil and gas resources in California.

Assumptions, Judgments and Estimates

In the course of preparing the consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, revenues and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments, and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts previously established.

CITADEL EXPLORATION, INC.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

Assumptions, Judgments and Estimates (continued)

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and 2015. See Footnote No. 13, “Fair Value of Financial Instruments,” for further information. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Oil and Natural Gas Properties (continued)

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

Stock-based compensation (continued)

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

Restricted cash

The Company has three bonds at financial institutions to meet financial bonding requirements in the state of California. As of December 31, 2016, restricted cash totaled $245,000.

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

CITADEL EXPLORATION, INC.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

Income taxes

The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the consolidated financial statements and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.

If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The net operating loss carryforward for the year ended December 31, 2016 is $9,035,145 and the deferred tax asset is $3,689,000. The Company maintains a full valuation allowance for the deferred tax asset of $3,689,000.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2016 and 2015, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2016 and 2015, no income tax expense has been recorded.

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

Long-lived Assets (continued)

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through March 2017 and believes that none of them will have a material effect on the company’s consolidated financial statements.

CITADEL EXPLORATION, INC.

Notes to Consolidated Financial Statements

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the exploration stage and, accordingly, has not yet generated significant revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred a net loss for period ended December 31, 2016 of $2,150,059. In addition, the Company’s exploration activities since inception have been financially sustained through debt and equity financing.

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

Note 3 –Prepaid Expenses

As of December 31, 2016 and 2015, the Company had prepaid insurance totaling $33,436 and $29,870 respectively. The prepaid insurance will be expensed on a straight line basis over the remaining life of the insurance policies. During the years ended December 31, 2016 and 2015, the Company recorded $87,788 and $115,410 of insurance expenses. As of December 31, 2016 and 2015, the Company had a prepaid deposit of $5,000 and $5,000 respectively for leased office space.

Note 4 – Oil and Gas Properties, Buildings, and Equipment

Oil and natural gas properties, buildings and equipment consist of the following:

	2016	2015
Oil and Natural Gas:
Proved properties	$3,751,401	$1,734,223
Unproved properties	1,170,000	2,444,608
Facilities	1,443,060
	6,364,461	4,178,831
Less oil property impairment	(140,606)	—
Less accumulated depreciation, depletion, and amortization	(14,309)	(5,524)
	$6,209,546	$4,173,307

CITADEL EXPLORATION, INC.

Notes to Consolidated Financial Statements

Note 4 – Oil and Gas Properties, Buildings, and Equipment (Continued)

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

Note 4 – Oil and Gas Properties, Buildings, and Equipment (Continued)

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

In December of 2014, Citadel began a work-over on the Yowlumne #2-26 well including installation of a new pump in February of 2015. The well has been producing approximately 20- 25 barrels per day (32 degree API quality) since the beginning of March. In June the well’s pump had a mechanical issue, the company performed well maintenance operations on the #2-26 well in August, which returned the well to production at approximately 20-25 barrels per day. Citadel anticipates returning the well to production in the second or third quarter of 2017. Citadel is in the final stages of the CEQA process to permit two additional exploration wells on the Yowlumne acreage. Recent regulatory changes, including SB4 the State of California’s bill on fracking have delayed the final approval of our CEQA application. As such we do not expect to have these prospects permitted until 2017, at which time we will determine when to drill. Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 15,000 feet. Citadel currently has a 75% working interest in these exploration prospects and is the operator.

As an annual process, Citadel reviewed the field to determine if asset impairment is required. If the carrying amount of the asset exceeds the sum of the undiscounted estimated future net cash flows, the Company will recognize impairment expense equal to the difference between the carrying value and the fair value of the asset, which is estimated to be the expected present value of discounted future net cash flows from proved reserves, utilizing a risk-free rate of return. This process includes a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. Citadel cannot predict the amount of impairment charges that may be recorded in the future. During the year ended December 31, 2016, the Company reduced the asset value by $140,606 as a result of low oil prices.

CITADEL EXPLORATION, INC.

Notes to Consolidated Financial Statements

Note 4 – Oil and Gas Properties, Buildings, and Equipment (Continued)

Kern Bluff Oil Field

The following table summarizes the consideration paid to the sellers and the amounts of the assets acquired and liabilities assumed in the Kern Bluff Acquisitions:

Consideration paid to sellers:
Cash consideration	$2,000,000
Stock consideration	480,000
2,480,000
Recognized amounts of identifiable assets acquired and liabilities assumed:
Proved developed and undeveloped properties	2,370,000
Other assets acquired	110,000
Asset retirement obligation	146,720
Other liabilities assumed	-
Total identifiable net assets	$2,626,720

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

In December of 2015, Citadel shifted its CAPEX focus to remediation of the existing acquired facilities. At the time of purchase, the oil at Kern Bluff was being processed by temporary facilities installed by the previous owner. As production increased in September, it quickly became apparent that these facilities were not capable of processing the additional volumes of oil and water being produced. The existing permanent facilities were built in the 1970’s by Gulf Oil and require extensive remediation including new pipe, valves, flanges and tank repair. In order to facilitate the remediation, Citadel elected to shut down the eight producing wells in early January. Citadel completed facility remediation in July of 2016; the facilities are estimated to have production capability of 500 barrels per day of oil. Citadel returned existing wells to production and then drilled three new wells during the third quarter of 2016.

CITADEL EXPLORATION, INC.

Notes to Consolidated Financial Statements

Note 5 – Income Taxes

The (benefit) provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2016	2015
Current:
Federal	$—	$—
State	8	2
	8	2
Deferred:
Federal	—	—
State	—	—
	—	—
Total	$8	$2

The components of the net deferred income tax liabilities consist of the following:
	Year Ended December 31,
	2016	2015
Deferred income tax assets:
Equity and deferred compensation	272	174
Net operating loss	2,728	2,092
State net operating loss carry forward	689	485
Other, net	—	—
Total deferred tax assets	3,689	2,752
Valuation allowance	(3,628)	(2,422)
	61	330
Deferred income tax liabilities:
Depreciation and depletion	(61)	(330)
Net deferred income tax liabilities	$—	$—

As of December 31, 2016, we had approximately $9,035,000 in net operating loss carryforwards for each federal and state income tax purposes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has concluded that there is no assurance that the company will have taxable income in the future; therefore 100% of the deferred income tax assets is not recognized. We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets. We have identified the U.S. federal and California as our "major" tax jurisdiction.  With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years.

CITADEL EXPLORATION, INC.

Notes to Consolidated Financial Statements

Note 6 – Equipment

Equipment as of December 31, 2016 and 2015 are as follows:

	2016	2015
Vehicles	$46,072	$33,572
Website	1,375	1,375
Furniture	10,000	10,000
Computer Equipment	8,165	8,165
Less: Accumulated depreciation	(47,083)	(39,252)
	$18,530	$13,860

Depreciation expense for the years ended December 31, 2016 and 2015 was $7,831 and $12,067.

Note 7 – Notes Payable

Notes payable consists of the following:

	December 31, 2016	December 31, 2015
Note payable to an entity for the financing of insurance premiums, unsecured; 7.75% interest, due March 2017	$26,880	$—
Note payable to an entity for the financing of insurance premiums, unsecured; 7.44% interest, due March 2016	—	25,034
Two notes payable to investors, unsecured, 10% interest; due March 31, 2017	500,000	500,000

Notes Payable – Total	$526,880	$525,034

Notes Payable, Related Party
Term loan with a related party investor executed July 30, 2015, unsecured, 10% interest; due July 30, 2016	$—	$3,500,000

Total – Notes Payable & Notes Payable, Related Party	$526,880	$4,025,034

Interest expense for the year ended December 31, 2016 was $572,025. Of that amount $566,273 relates to preferred stock, notes payable and insurance financing and $5,751 is amortization of debt discount. Interest expense for the year ended December 31, 2015 was $220,413. Of that amount $209,168 relates to notes payable and insurance financing and $10,291 is amortization of debt discount.

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

If the well fails to generate enough revenue to repay the $300,000, Citadel is not responsible for the unpaid amount. According to ASC 932-470-25 Section B, Funds advanced to an operator that are repayable in cash out of the proceeds from a specified share of future production of a producing property, until the amount advanced $300,000 is paid in full, shall be accounted for as a borrowing. The advance is a payable for the recipient of the cash invested. Given the well is not currently on production coupled with the high cost of water disposal, we believe it will take more than two years for payback to occur; therefore this has been classified as a long-term payable.

Note 9 – Asset Retirement Obligations (AROs)

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

The following table summarizes the activity for the Company's abandonment obligations:

	Year Ended December 31,
	2016	2015
Beginning balance at January 1	$198,279	$48,923
Liabilities incurred from property acquisition	12,264	146,720
Accretion expense	6,669	2,636
Ending balance at December 31	$217,212	$198,279

CITADEL EXPLORATION, INC.

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Deficit

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

In March of 2016, the Company approved the sale of up to 250,000 shares of Series A Convertible Participating Preferred Stock. The Company sold 175,000 shares of Series A Convertible Participating Preferred Stock to convert its $3,500,000 related party note payable to preferred stock. In addition, the Company has sold 21,250 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $425,000 through March 31, 2016.

In June of 2016, the Company sold 50,000 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $1,000,000.

In September of 2016, the Company sold 26,500 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $530,000. The Company issued 500,000 shares of common stock for cash in the amount of $100,000.

In October of 2016, the Company sold 10,350 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $207,000.

In November of 2016, the Company sold 29,330 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $586,600.

In December of 2016, the Company sold 13,300 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $266,000.

In December of 2016, the Company was notified by its transfer agent, that prior to issuing its Series A Preferred stock, the Company was required to file a 14c with the Securities and Exchange Commission to authorize the issuance of previously sold Series A Preferred Stock. This delay in issuance of Series A Preferred required the Company to classify the Series A Preferred as a liability until the Series A Preferred is issued, which is expected in the first quarter of 2017. This will also require the Company to restate prior periods of their form 10Q, in which Series A Preferred Shares were sold, but not issued deeming them a liability.

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

The following is a summary of the status of all of the Company’s stock options as of December 31, 2016 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2015	4,800,000	$0.26	$—	5.65
Exercisable at January 1, 2015	3,200,000	$0.22	$—	3.79
Granted	4,700,000	$0.15	$—	6.58
Exercised	—	$0.00	$—	—
Cancelled	—	$0.00	$—	—
Outstanding at December 31, 2015	9,500,000	$0.20	$—	5.26
Exercisable at December 31, 2015	7,902,000	$0.20	$—	4.55
Granted		$0.00	$—
Exercised	—	$0.00	$—	—
Cancelled	—	$0.00	$—	—
Outstanding at December 31, 2016	9,500,000	$0.20	$—	5.26
Exercisable at December 31, 2016	7,902,000	$0.20	$—	4.00

CITADEL EXPLORATION, INC.

Notes to Consolidated Financial Statements

Note 12 – Warrants

In March 2014, the Company closed on a $500,000 180-day bridge loan with two investors. The loans bear interest of 10%. Additionally, the investors were granted a total of 500,000 stock warrants to purchase stock at $1.00 per share for a period of two years valued at $147,102. The total fair value of these warrant at the date of grant was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.45%, a dividend yield of 0% and expected volatility of 333%. In September of 2014, the maturity date of this bridge loan was extended by 30 days; in return the exercise price of the warrant was reduced to $0.34 per share, with the original two year term remaining. Due to the change in the terms of the warrants, the Company recalculated the value of the warrants to be $85,325. Accordingly, the Company recognized a gain on the extinguishment of $73,573. In December of 2015, the maturity date of this bridge loan was extended until September 30, 2016, in return the exercise price of the warrant was reduced to $0.20 and the term of the warrants also extended to until September 30, 2016. At September 30, 2016, the maturity date was further extended to March 31, 2017. The exercise price of the warrant did not change during the extension to March 31, 2016.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2016 and changes during the period ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2015	500,000	$ 0.34	1.33
Granted	—	$ 0.00	—
Exercised	—	$ 0.00	—
Cancelled	—	$ 0.00	—
Outstanding at December 31, 2015	500,000	$ 0.20	0.75
Exercisable at December 31, 2015	500,000	$ 0.20	0.75
Granted	—	$ 0.00	—
Exercised	—	$ 0.00	—
Cancelled	—	$ 0.00	—
Outstanding at December 31, 2016	500,000	$ 0.20	0.25
Exercisable at December 31, 2016	500,000	$ 0.20	0.25

CITADEL EXPLORATION, INC.

Notes to Consolidated Financial Statements

Note 13 – Fair Value Measurement

Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company's net derivative liabilities that were measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	Total	Level 1	Level 2	Level 3
Derivatives liability, net
December 31, 2016	$—	$—	$—	$—
December 31, 2015	$—	$—	$—	$—

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

	Year Ended December 31
	2016	2015
Fair value liability (asset), beginning of period	$—	$13,308
Transfer out of Level 3(1)	$—	$(13,308)
Realized and unrealized (gain) loss included in earnings	$—	$—
Unrealized loss included in derivative liability	$—	$—
Settlements	$—	$—
Fair value liability, end of period	$—	$—
(1)	During the first quarter of 2015, the derivative liability was converted into shares of stock and these instruments were transferred to level 1. The inputs used to value common stock are defined as unadjusted quoted prices in active markets for identical assets or liabilities.

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

During the year ended December 31, 2015 and December 31, 2016, the Company made the following purchases in the amount of $227,903 and 364,253, respectively, from an entity considered a related party for oil field equipment and services from Grey Energy. Grey Energy is owned by James Borgna, who is a member of our Board of Directors.

CITADEL EXPLORATION, INC.

Notes to Consolidated Financial Statements

Note 15 – Subsequent Events

In February of 2017, we sold an additional 5,000 shares of Series A Preferred Stock to Cibolo Creek Partners for cash proceeds of $100,000.

In February of 2017, the company filed a 14C with the SEC approving the issuance of 500,000 shares of Series A Preferred, 500,000 shares of Series B Preferred and 500,000 shares of Series C Preferred. Additionally the Company increased its total authorized common shares from 100,000,000 to 300,000,000.

In March of 2017, we issued 335,365 shares of Series A Preferred Shares to investors that subscribed to the offering in 2016.

In March of 2017, we issued 5,000 shares of Series A Preferred Shares to investors that subscribed to the offering in 2017.

In March of 2017, we paid a special common stock dividend to holders of the Series A Preferred Stock as accrued interest during the offering period of the Series A Preferred. Series A Preferred investors received 2,034,002 shares valued at $0.20 per share equal to the conversion price of the Series A Preferred.

Note 16 - Supplemental Information about Oil & Natural Gas Producing Activities (Unaudited)

The Company’s oil and natural gas reserves are attributable solely to properties within the United States.

Capitalized Costs

	December 31,
	2016	2015
Oil and natural gas properties:	(in thousands)
Proved properties	$3,751	$1,734
Unproved properties	1,170	2,445
Facilities	1,443	—
Total oil and natural gas properties	6,364	4,179
Less oil property impairment	(141)
Less accumulated depreciation, depletion and amortization	(14)	(6)
Net oil and natural gas properties capitalized	$6,209	$4,173

 CITADEL EXPLORATION, INC.

Notes to Consolidated Financial Statements

Note 16 - Supplemental Information about Oil & Natural Gas Producing Activities (Unaudited)(Continued)

Costs Incurred for Oil and Natural Gas Producing Activities

	Year Ended December 31,
	2016	2015	2014
Acquisition costs:	(in thousands)
Proved properties	$—	$1,200	$—
Unproved properties	—	1,170	391
Development costs	2,171	944	611
Total	$2,171	$3,314	$1,002

Reserve Quantity Information

The following information represents estimates of the Company’s proved reserves as of December 31, 2016, which have been prepared and presented under SEC rules. These rules require SEC reporting companies to prepare their reserve estimates using specified reserve definitions and pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The pricing that was used for estimates of the Company’s reserves as of December 31, 2016 was based on an unweighted average 12-month average WTI posted price per Bbl for oil as set forth in the following table:

	Year Ended December 31,
	2016	2015	2014
Oil (per Bbl)	$35.53	$44.62	$	N/A

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

CITADEL EXPLORATION, INC.

Notes to Consolidated Financial Statements

Note 16 - Supplemental Information about Oil & Natural Gas Producing Activities (Unaudited)(Continued)

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

The following table provides a roll forward of the total proved reserves for the years ended December 31, 2016, 2015, and 2014, as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year:

	Year Ended December 31, 2016
	Crude Oil	Natural Gas
	(Bbls)	(Mcf)	Boe
	(in thousands)
Proved Developed and Undeveloped Reserves:
Beginning of the year	1,414	—	1,414
Extensions and discoveries	—	—	—
Revisions of previous estimates	(251)	—	(251)
Purchases of reserves in place		—
Divestures of reserves in place	—	—	—
Production	(3)	—	(3)
End of the year	1,160	—	1,160

Proved Developed Reserves:
Beginning of the year	358	—	358
End of the year	240	—	240

Proved Undeveloped Reserves:
Beginning of the year	1,056	—	1,056
End of the year	920	—	920

CITADEL EXPLORATION, INC.

Notes to Consolidated Financial Statements

Note 16 - Supplemental Information about Oil & Natural Gas Producing Activities (Unaudited)(Continued)

	Year Ended December 31, 2015
	Crude Oil	Natural Gas
	(Bbls)	(Mcf)	Boe
	(in thousands)
Proved Developed and Undeveloped Reserves:
Beginning of the year	—	—	—
Extensions and discoveries	—	—	—
Revisions of previous estimates	—	—	—
Purchases of reserves in place	1,418	—	1,418
Divestures of reserves in place	—	—	—
Production	(4)	—	(4)
End of the year	1,414	—	1,414

Proved Developed Reserves:
Beginning of the year	—	—	—
End of the year	358	—	358

Proved Undeveloped Reserves:
Beginning of the year	—	—	—
End of the year	1,056	—	1,056

Year Ended December 31, 2014
	Crude Oil	Natural Gas
	(Bbls)	(Mcf)	Boe
(in thousands)
Proved Developed and Undeveloped Reserves:
Beginning of the year	—	—	—
Extensions and discoveries	—	—	—
Revisions of previous estimates	—	—	—
Purchases of reserves in place	—	—	—
Divestures of reserves in place	—	—	—
Production	—	—	—
End of the year	—	—	—

Proved Developed Reserves:
Beginning of the year	—	—	—
End of the year	—	—	—

Proved Undeveloped Reserves:
Beginning of the year	—	—	—
End of the year	—	—	—

CITADEL EXPLORATION, INC.

Notes to Consolidated Financial Statements

Note 16 - Supplemental Information about Oil & Natural Gas Producing Activities (Unaudited)(Continued)

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

The estimates of future cash flows and future production and development costs as of December 31, 2016, 2015, and 2014 are based on the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	December 31,
	2016	2015	2014
	(in thousands)
Future cash inflows	$41,220	$63,111	$—
Future development costs	(8,785)	(13,141)	—
Future production costs	(25,567)	(34,494)	—
Future income tax expenses	(860)	(2,974)	—
Future net cash flows	6,008	12,502	—
10% discount to reflect timing of cash flows	(2,927)	(5,395)	—
Standardized measure of discounted future net cash flows	$3,081	$7,107	$—

CITADEL EXPLORATION, INC.

Notes to Consolidated Financial Statements

Note 16 - Supplemental Information about Oil & Natural Gas Producing Activities (Unaudited)(Continued)

In the foregoing determination of future cash inflows, sales prices used for oil and natural gas for December 31, 2016, 2015, and 2014, were estimated using the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for each month. Prices were adjusted by lease for quality, transportation fees and regional price differentials. Future costs of developing and producing the proved gas and oil reserves reported at the end of each year shown were based on costs determined at each such year-end, assuming the continuation of existing economic conditions. Future income tax expenses are computed by applying the appropriate year-end statutory income tax rates to the estimated future pre-tax net cash flows relating to proved oil and natural gas reserves, less the tax bases of the properties involved. The future income tax expenses give effect to income tax deductions, credits, NOL’s and allowances relating to the proved oil and gas reserves. All cash flow amounts, including income taxes, are discounted at 10%.

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

CITADEL EXPLORATION, INC.

Notes to Consolidated Financial Statements

Note 16 - Supplemental Information about Oil & Natural Gas Producing Activities (Unaudited)(Continued)

Changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Standardized measure of discounted future net cash flows at the beginning of the year	$7,107	$—	$—
Sales of oil and natural gas, net of production costs	(5)	—	—
Purchase of minerals in place	—	7,107	—
Divestiture of minerals in place	—	—	—
Extensions and discoveries, net of future development costs	—	—	—
Previously estimated development costs incurred during the period	—	—	—
Net changes in prices and production costs	8,927	—	—
Changes in estimated future development costs	4,356	—	—
Revisions of previous quantity estimates	(21,886)	—	—
Accretion of discount	2,468	—	—
Net change in income taxes	2,114	—	—
Net changes in timing of production and other	—	—	—
Standardized measure of discounted future net cash flows at the end of the year	$3,081	$7,107	$—

ESTIMATED RESERVES

AND

FUTURE NET INCOME

AS OF

DECEMBER 31, 2016

ATTRIBUTABLE TO CERTAIN

MINERAL AND LEASEHOLD INTERESTS OF

CITADEL EXPLORATION, INC.

SEC PARAMETERS

PREPARED

MARCH 2017

MHA Petroleum Consultants

4700 Stockdale Highway, Suite 110

Bakersfield, CA 93309

730 17th Street, Suite 410

Denver, CO 80202

March 22, 2017

Citadel Exploration, Inc.

Attention: Mr. Phil McPherson, CFO

417 31st Street, Unit A

Newport Beach, California 92663

Subject: Estimated Proved Reserves and Future Net Income as of December 31, 2016

Dear Mr. McPherson:

MHA Petroleum Consultants, LLC (MHA) prepared an estimate of the proved oil reserves, production and future net income as of December 31, 2016 attributable to certain leasehold interests of Citadel Exploration, Inc. (Citadel) located in the Kern Bluff oil field, Township 29 South, Range 29 East, MDB&M, Kern County, California. A map of the field is shown by FIGURE 1. The primary purpose of our evaluation report is to provide estimates of reserves information in support of Citadel’s year-end reserves reporting requirements under U.S. Securities Regulation S-K and for other internal business and financial needs of Citadel.

The estimated net proved reserves and future net income are shown below.

Estimated Proved Reserves as of December 31, 2016 Consolidated Economic Summary – Before Income Tax (BIT) SEC Parameters
Reserves Category	Net Reserves		Income Data (Before Taxes)
	Crude Oil	Natural Gas	Future Net Revenue	Net Operating Expense[1]	Net Capital Expense	Undiscounted Net Cash Flow	Discounted Net Cash Flow @ 10%
	MBbls	MMscf	M$	M$	M$	M$	M$
Proved Dev Producing	80.2	0.0	2,851.1	2,449.0	0.0	402.1	261.5
Proved Dev Behind Pipe	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Proved Dev Non-Producing	159.5	0.0	5,667.0	4,290.6	600.0	776.1	520.2
Proved Undeveloped	920.4	0.0	32,701.7	18,827.4	8,185.0	5,689.3	2,858.2
Total Proved	1,160.1	0.0	41,219.8	25,567.2	8,785.0	6,867.5	3,639.9
MBbls = Thousand barrels; MMscf = Million standard cubic feet; M$ = Thousand US Dollars [1] Net operating expenses include severance and ad valorem taxes

4700 Stockdale Hwy., Suite 110, Bakersfield, CA 93309 ; Ph: 661-325-0038 Fax: 661-325-4178

730 17TH Street, Suite 410, Denver, CO 80202; Ph: 303-277-0270 Fax: 303-277-0267, www.mhausa.com

This report has been prepared in accordance with our understanding of the definitions and disclosure guidelines of the United States Securities and Exchange Commission (SEC) contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register (SEC regulations). The proved reserves included herein conform to the definitions as set forth in the SEC’s Regulations Part 210.4-10(a) and are referred to as the SEC Parameters Case (SEC Case). The SEC definitions as set forth in the SEC’s Regulations Part 210.4-10(a) are presented in APPENDIX A.

The future net revenue is based on net oil volume sold multiplied by anticipated price under existing economic conditions. Expenses include assessment and ad valorem taxes, and the normal cost of operating the wells. The SEC Case assumes constant oil price and constant (un-escalated) operating costs and expenses.

Certification

Results of this report are certified as independent, reasonable assessments of the oil and natural gas remaining to be produced as of December 31, 2016. MHA and its employees do not have any interest in these properties. MHA’s compensation for this report is not contingent on the estimate of reserves or future income attributable to the properties. This report was completed at the request of Citadel and was prepared for the exclusive use and sole benefit of Citadel. We reviewed Citadel’s Kern Bluff field reserves only in connection with the preparation of this report.

The estimated reserves and valuations presented in this report are based on reservoir engineering work performed by MHA. Citadel furnished MHA all of the accounts, records, and data required for this evaluation. MHA staff did not conduct a site inspection of the properties presented in this report. The ownership interests and other factual data provided to MHA by Citadel were accepted without independent verification.

Reserves Analysis

The reserves in this report are estimated using guidelines endorsed by the Society of Petroleum Engineers (SPE) and the Society of Petroleum Evaluation Engineers (SPEE) and in our opinion, the reserve estimates conform to the SEC regulations and requirements.

Oil and gas reserves, as considered in this report, are classified as proved reserves. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from the known reservoirs under existing economic and operating conditions (i.e., prices and costs as of the date the estimate is made).

Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods (no major capital investment required). Proved developed reserves may be subcategorized as producing or non-producing. Proved developed producing reserves (PDP) are expected to be recovered from completion intervals that are open and producing at the time of the estimate.

4700 Stockdale Hwy., Suite 110, Bakersfield, CA 93309 ; Ph: 661-325-0038 Fax: 661-325-4178

730 17TH Street, Suite 410, Denver, CO 80202; Ph: 303-277-0270 Fax: 303-277-0267, www.mhausa.com

Reserves subcategorized as proved developed non-producing (PDNP) include shut-in and behind-pipe reserves (PDBP). Shut-in reserves are expected to be recovered from completion intervals which are open at the time of the estimate but which have not started producing, or wells not capable of production for mechanical reasons or waiting on stimulation treatments. Behind-pipe reserves are expected to be recovered from zones in existing wells, which will require additional completion work or future recompletion prior to the start of production. The PDNP reserves in this report are assigned to inactive wells which are proposed to be returned-to-production (RTP) in the Santa Margarita sands.

Proved undeveloped (PUD) oil and gas reserves are reserves expected to be recovered from new wells on undrilled acreage, from deepening existing wells to a different reservoir, or from existing wells where a relatively major expenditure is required for new equipment and/or recompletion. In this report, proved undeveloped reserves are assigned to infill drilling locations directly offsetting oil-productive wells. Undrilled locations are classified as having undeveloped reserves if a development plan has been adopted indicating that they are scheduled to be drilled within five years.

Probable and Possible reserves are not evaluated or provided in this report.

Reserves Estimates

The PDP production (reserves) forecast for each well is based on historical production data provided by Citadel and/or obtained from public records through the last production month available (December 2016) at the time of this report. The wells are evaluated using a decline curve analysis technique to determine the forecast of future oil production. The PDNP reserves are assigned to wells which Citadel proposes to RTP through a workover and/or re-entry of an existing shut-in or idle wellbore.

Historical well production data were analyzed for the Citadel leases to develop type curves of forecasted oil production for the RTP wells and for new infill wells. The PUD reserves are assigned to infill oil wells proposed to be drilled on the Needham-Bloemer, Titus and Wells-McGregor leases. There are no gas sales or gas reserves for any existing or planned wells at this time of this report.

The historical field production and future decline forecast for the PDP reserves are shown by FIGURE 2. FIGURE 3 presents the stacked plot of the future production forecasts for the PDP, PDNP and PUD oil reserves. The individual production plots and forecasts by well are included in APPENDIX B.

Discounted Cash Flow Evaluation

Reserves in this report are determined as of December 31, 2016 to the defined economic limit based on a discounted cash flow analysis using the prices, interests, and operating cost inputs provided by Citadel. The economic summaries by reserves category are given in TABLES 1 through 4. One-line summaries of the individual reserves cases are presented in TABLE 5. The cash flow analyses of the individual cases are presented in APPENDIX C.

Hydrocarbon Prices

4700 Stockdale Hwy., Suite 110, Bakersfield, CA 93309 ; Ph: 661-325-0038 Fax: 661-325-4178

730 17TH Street, Suite 410, Denver, CO 80202; Ph: 303-277-0270 Fax: 303-277-0267, www.mhausa.com

The crude oil price parameter for the SEC Case is defined by SEC as the unweighted arithmetic average of the first-of-the-month prices for the 12-month period prior to the “as of” date. For this report the 12-month period is January to December 2016.

MHA determined the SEC pricing based on the average West Texas Intermediate (WTI) posted price (WTI Spot Price) adjusted for quality, local market differentials, and transportation (APPENDIX D). The price adjustment relies on the sales price differentials between the WTI Spot Price and the Kern Bluff realized prices. The quality of the Kern Bluff crude oil is 15 degree API gravity.

Hydrocarbon Product	Price Benchmark	12-mo Average WTI Spot Price	Average Price Differential	Adjusted Oil Price
Crude Oil	NYMEX WTI Cushing, OK Spot Price	$42.75/bbl	-$7.22/bbl	$35.53/bbl

Using this methodology, the crude oil price is $35.53/barrel, which is held constant for the life of the SEC reserves.

Costs

Calendar Year 2016 lease operating expense (OPEX) data were provided by Citadel for its Kern Bluff field operations (APPENDIX D). MHA analyzed these costs and calculated fixed and variable cost projections based on the active wells for the Santa Margarita, Chanac and Transition zones. The PDP wells are being operated as cold primary production but Citadel’s Plan of Development includes the purchase and installation of a 15 MMBTU/hour steam generator to enable lease-wide cyclic steam stimulation (CSS) of existing and new wells. CSS improved recovery techniques have been proved effective in this field by previous operators.

Estimated operating costs under CSS are given in the table below.

CSS Operations Zone	Fixed Cost ($/well-month)	Variable Cost ($/bbl oil)	Steam Cost ($/bbl steam inj)	Steam-Oil Ratio Range (bbl/bbl)
Transition (PUD)	3,150	0.00	2.50	2.0 - 2.5
Santa Margarita (RTP)	2,700	5.40	2.50	2.0 - 5.0
Santa Margarita (PUD)	2,700	5.40	2.50	1.0 - 5.0

The projected OPEX include only those costs directly applicable to the leases and wells. Headquarters general and administrative overhead expenses are not included. Per SEC guidelines, costs and expenses are un-escalated over the life of the reserves.

Adopted Development Plan

4700 Stockdale Hwy., Suite 110, Bakersfield, CA 93309 ; Ph: 661-325-0038 Fax: 661-325-4178

730 17TH Street, Suite 410, Denver, CO 80202; Ph: 303-277-0270 Fax: 303-277-0267, www.mhausa.com

An adopted capital development plan (APPENDIX E) was provided by Citadel and it appeared reasonable for its Kern Bluff properties. Well recompletion, new well construction, and facility capital investments are estimated to be a total of $8.785 million over a five year period. Capital costs for new wells are estimated based on typical California well construction costs to drill and complete an oil well to a total depth of approximately 1,500 feet. The development plan used in this reserves analysis is as follows:

PDNP (RTP wells):

•	A total of 15 idle vertical wells on the Needham-Bloemer lease will be re-worked and returned to production beginning in Q2 2017 and concluded by Q1 2022.
•	Cost per well for the planned work is 40.0 M$.

PUD (Facilities)

•	Cyclic steam stimulation activities will be re-activated for the Kern Bluff field with the purchase and installation of a 15 MMBTU/hour steam generator.

PUD (New wells):

•	A total of 30 locations are identified as infill wells to be constructed during the next five years (see FIGURE 4). The new wells are located on undrilled acreage directly offsetting existing production on the Needham-Bloemer (20 wells), Wells-McGregor (9) and Titus (1) leases.
•	Drilling, completion and facility costs per Citadel’s prepared Authorization for Expenditure are estimated at 235 M$ per well.

All capital investments are un-escalated. Equipment salvage values and future abandonment costs are not included in this analysis.

The net income values presented in the economic summary tables include a deduction for estimated local ad valorem and state assessment taxes as follows:

Assessment and Ad Valorem Taxation Rates Used in Economic Analyses
State	Assessment	Ad Valorem
California - Oil	$0.363/bbl	2.0%

Report Qualifications

4700 Stockdale Hwy., Suite 110, Bakersfield, CA 93309 ; Ph: 661-325-0038 Fax: 661-325-4178

730 17TH Street, Suite 410, Denver, CO 80202; Ph: 303-277-0270 Fax: 303-277-0267, www.mhausa.com

The reserves and valuations indicated in this report are estimates only and should not be considered as exact quantities. They represent our best judgments, after having utilized generally accepted engineering, geologic, and economic procedures. Moreover, the net revenues indicated herein should not be construed as fair market values.

It is MHA’s opinion that the estimated proved reserves and other reserve information as specified in this report are reasonable and have been prepared in accordance with generally accepted petroleum engineering and evaluation principles, as set forth in the SEC regulations. Notwithstanding the aforementioned opinion, MHA makes no warranties concerning the data and interpretations of such data. In no event shall MHA be liable for any special or consequential damages arising from Citadel’s use of MHA’s interpretation, reports, or services produced as a result of its work for Citadel.

All the information furnished by Citadel was accepted without any attempt at independent verification. MHA carried out such tests as we considered necessary to check the veracity of the oil production data, operating costs, and engineering procedures. In evaluating the information at our disposal, we excluded from our consideration all legal and accounting matters, which may be controlling.

Statement of Risk

The accuracy of reserves and economic evaluations is always subject to uncertainty. The magnitude of this uncertainty is generally proportional to the quantity and quality of data available for analysis. As a well matures and new information becomes available, revisions may be required which may either increase or decrease the previous reserve assignments. Sometimes these revisions may result not only in a significant change to the reserves and value assigned to a property, but also may impact the total company reserve and economic status.

The reserves and forecasts contained in this report were based upon a technical analysis of the available data using accepted engineering principles. However, they must be accepted with the understanding that further information and future reservoir performance subsequent to the date of the estimate may justify their revision.

Consent

We hereby consent to the references to our firm, in the context in which they appear, and to our reserve estimates as of December 31, 2016, included in the Annual Report on Form 10-K of Citadel Exploration Inc. for the fiscal year ended December 31, 2016, as well as in the notes to the consolidated financial statements included therein. We also hereby consent to the incorporation by reference of the references to our firm, in the context in which they appear, and to the reserve estimates as of December 31, 2016, in our report dated March 22, 2017 for the Citadel Annual Report on Form 10-K.

4700 Stockdale Hwy., Suite 110, Bakersfield, CA 93309 ; Ph: 661-325-0038 Fax: 661-325-4178

730 17TH Street, Suite 410, Denver, CO 80202; Ph: 303-277-0270 Fax: 303-277-0267, www.mhausa.com

Thank you for the opportunity to prepare this report. All the basic petroleum engineering calculations and supporting data remain in MHA files for future reference by Citadel or its representatives. Please feel free to contact us with any questions or to request further information.

Very truly yours,

MHA PETROLEUM CONSULTANTS, LLC

Alan A. Burzlaff, P.E.

Managing Partner

Professional Petroleum Engineer

Licensed by the California Board for

Professional Engineers and Land Surveyors

License No. P1386

Date Signed: March 22, 2017

4700 Stockdale Hwy., Suite 110, Bakersfield, CA 93309 ; Ph: 661-325-0038 Fax: 661-325-4178

730 17TH Street, Suite 410, Denver, CO 80202; Ph: 303-277-0270 Fax: 303-277-0267, www.mhausa.com