Form 10-Q
period 2017-03-31
Citadel Exploration, Inc.
filed 2017-05-12
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________________________________________

Form 10-Q

___________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 12, 2017 was 41,348,002 shares.

CITADEL EXPLORATION, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)

Current assets:
Cash	$80,672	$188,793
Other receivable	7,845	7,142
Prepaid expenses	23,237	33,436
Product inventory	4,881	4,881
Total current assets	116,635	234,252

Deposits	9,900	9,900
Restricted cash	200,000	245,000
Oil and gas properties, successful efforts basis	6,364,937	6,209,546
Fixed asset, net	19,040	18,530

Total assets	$6,710,512	$6,717,228

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,607,224	$1,584,258
Accrued interest payable	397,841	780,049
Notes payable, net	506,259	526,880
Preferred stock payable	—	6,514,600
Total current liabilities	2,511,324	9,405,787

Asset retirement obligation	218,952	217,212
Production payment liability	300,000	300,000

Total liabilities	3,030,276	9,922,999

Stockholders' equity (deficit):

Common stock, $0.001 par value, 300,000,000 shares authorized, 41,348,002 and 39,314,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	41,348	39,314
Series A Preferred stock, $20.00 par value, 500,000 shares authorized, 340,365 shares issued and outstanding as of March 31, 2017	6,807,300	—
Additional paid-in capital	6,194,826	5,790,060
Accumulated deficit	(9,363,238)	(9,035,145)
Total stockholders' equity (deficit)	3,680,236	(3,205,771)

Total liabilities and stockholders' equity (deficit)	$6,710,512	$6,717,228

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months
	ended
	March 31,
	2017	2016

Revenue	$36,925	$20,756
Operating expenses:
Lease operating expense	48,681	79,758
General and administrative	65,282	69,384
Depreciation, amortization and accretion	8,097	5,041
Professional fees	63,148	46,620
Executive compensation	154,590	136,047
Total operating expenses	339,798	336,850
Loss from operations	(302,873)	(316,094)
Other expenses:
Interest expense	(25,332)	(118,308)
Total other expenses	(25,332)	(118,308)
Loss before credit for income taxes	(328,205)	(434,402)
Credit for income taxes	112	—
Net loss	$(328,093)	$(434,402)
Weighted average number of common shares - outstanding - basic and diluted	39,087,342	34,937,077
Net loss per share – basic and diluted	$(0.01)	$(0.01)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months
	Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(328,093)	$(434,402)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation, amortization and accretion	8,097	5,041
Stock based preferred stock interest expense	406,800
Amortization of debt discount	—	916
Changes in operating assets and liabilities:	—	—
Increase/(Decrease) in other receivable	(703)	8,689
Decrease in prepaid expenses	10,199	14,345
Decrease in restricted cash	45,000	—
Increase in accounts payable and accrued payables	115,666	25,262
Increase (decrease) in accrued interest payable	(382,208	106,284

Net cash used in operating activities	(125,241)	(273,865)

INVESTING ACTIVITIES
Exploration and development of oil props	(172,307)	(237,147)
Purchase of fixed assets	(2,215)	—
Asset retirement obligation	12,264	—

Net cash used in investing activities	(162,258)	(237,147)

FINANCING ACTIVITIES
Proceeds from sale of preferred stock, net of costs	200,000	3,925,000
Repayments for notes payable	(20,622)	(3,518,775)
Net cash provided by financing activities	179,378	406,225

NET DECREASE IN CASH	(108,121)	(104,786)

CASH AT BEGINNING OF PERIOD	188,793	146,555

CASH AT END OF PERIOD	$80,672	$41,769
SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income tax credit	$112	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion from preferred stock issuable	$6,514,600	$—
Issuance of preferred stock for settlement of note payable – related party	$—	$3,500,000
Issuance of preferred stock for services	$92,700	—

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto included in the Company’s 10-K annual report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

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

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment

The Company evaluates the impairment of its proved oil and natural gas properties on a field-by-field basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying values of proved properties are reduced to fair value when the expected undiscounted future cash flows are less than net book value. The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. As of March 31, 2017 management believes that no impairment indicators exist.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of March 31, 2017 and December 31, 2016.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through March 31, 2017 and believes that none of them will have a material effect on the Company’s condensed consolidated financial statements.

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred an accumulated deficit in the amount of $9,363,238 as of March 31, 2017. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing. There can be no assurance that the Company will be successful to raise sufficient cash to operate over the 12 months immediately following the issuance of its financial reports.

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

NOTE 3 – OIL AND GAS PROPERTIES

Oil and natural gas properties, buildings and equipment consist of the following:

	March 31, 2017 (unaudited)	December 31, 2016
Oil and Natural Gas:
Proved properties	$3,717,842	$3,751,401
Unproved properties	1,170,000	1,170,000
Facilities	1,496,057	1,443,060
	6,383,899	6,364,461
Less oil property impairment	—	(140,606)
Less accumulated depreciation, depletion, and amortization	(18,962)	(14,309)
	$6,364,937	$6,209,546

Total accumulated depreciation and depletion totaled $4,490 and 14,472, respectively, as of March 31, 2017. For the period ending March 31, 2017 total depreciation and depletion expense totaled $1,309 and $3,344, respectively.

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – RESTRICTED CASH

Restricted cash consists of one bond totaling $200,000 as of March 31, 2017. This bond was required in the normal course of business in the oil and gas industry. The bond totaling $200,000 was purchased in August 2015 following the acquisition of the Kern Bluff Oil Field. This was a blanket bond, which will cover 50 wells.

NOTE 5 – DEPOSITS

The Company had deposits at March 31, 2017 and December 31, 2016 totaling $9,900.

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2017 (unaudited)	December 31, 2016
Note payable to an entity for the financing of insurance premiums, unsecured; 7.75% interest, due March 2017	$6,259	$26,880
Two notes payable to investors, unsecured, 10% interest; due March 31, 2017	500,000	500,000

Total – Notes Payable	$506,259	$526,880

In March 2014, the Company closed on a $500,000 bridge loan from two individuals. These notes have a 180 day term and bear interest of 10%. The $500,000 of notes are due on October 31, 2015. Additionally, the investors received 500,000 warrants to purchase the Company’s stock at $0.34 per share for a term of two years. In December of 2015, the maturity date of this bridge loan was extended until September 30, 2016, in return the exercise price of the warrant was reduced to $0.20 and the term of the warrants also extended to until September 30, 2016. At September 30, 2016, the maturity date was further extended to March 31, 2017. The exercise price of the warrant did not change during the extension to March 31, 2017. As of March 31, 2017, the notes have matured and currently due.

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 300,000,000 shares of its $0.001 par value common stock.

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

In October of 2016, the Company sold 10,350 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $207,000.

In November of 2016, the Company sold 29,330 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $586,600.

In December of 2016, the Company sold 13,300 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $266,000.

In February of 2017, the Company sold 5,000 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $100,000.

In March of 2017, the Company sold 5,000 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $100,000.

In March of 2017, we issued 340,365 shares of Series A Preferred Shares to investors that subscribed to the offering in 2016.

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

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – STOCK OPTION PLAN

Under the Stock Option Plan approved by Board of Directors on September 1, 2012 (the “2012 Stock Option”), the Company issued $264,494 worth of stock based compensation, or a total of 4,800,000 shares of options through December 31, 2014.

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

The following is a summary of the status of all of the Company’s stock options as of March 31, 2017 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at March 31, 2017	9,500,000	$0.20	4.01
Granted	—	$0.00	—
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Outstanding at March 31, 2017	9,500,000	$0.20	4.01
Exercisable at March 31, 2017	7,933,000	$0.20	3.75

NOTE 9 – WARRANTS

In March 2014, the Company closed on a $500,000 180-day bridge loan with two investors. The loans bear interest of 10%. Additionally, the investors were granted a total of 500,000 stock warrants to purchase stock at $1.00 per share for a period of two years valued at $147,102. The total fair value of these warrant at the date of grant was determined using the Black Scholes option pricing model with an expected life of 2 years, a risk-free interest rate of 0.45%, a dividend yield of 0% and expected volatility of 333%. In September of 2014, the maturity date of this bridge loan was extended by 30 days; in return the exercise price of the warrant was reduced to $0.34 per share, with the original two-year term remaining. Due to the change in the terms of the warrants, the Company recalculated the value of the warrants to be $85,325. Accordingly, the Company recognized a gain on the extinguishment of $73,573 in September of 2014.

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at March 31, 2017	500,000	$0.20	—
Granted	—	$0.00	—
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Total Outstanding at March 31, 2017	500,000	$0.20	—
Exercisable at March 31, 2017	500,000	$0.20	—

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

In December of 2014, Citadel began a workover on the Yowlumne #226 well including installation of a new pump in February of 2015. The well has been producing approximately 2025 barrels per day (32 degree API quality) since the beginning of March. In June the well’s pump had a mechanical issue, the company performed well maintenance in August returning the well to its previous production level. During December of 2015, extremely cold weather forced the shutdown of the #226 well. Citadel plans to return the well to production in the second or third quarter of 2017. Citadel is in the final stages of the CEQA process to permit two additional exploration wells on the Yowlumne acreage. Recent regulatory changes, including SB4 the State of California’s bill on fracking have delayed the final approval of our CEQA application. As such we do not expect to have these prospects permitted until the end of 2017, at which time we will determine when to drill. Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 15,000 feet. Citadel currently has a 75% working interest in these exploration prospects and is the operator.

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

In July of 2016, Citadel completed its facility upgrades; the new facilities have production capacity of 500-700 BOPD. Citadel drilled three wells in June and returned to production 9 idle wells. Production from the new wells continues to increase as the wells clean up. As of March 31, 2017 the Company was producing approximately 30 barrels of oil per day. The Company is currently working on purchasing and or renting a steam generator, to begin cyclic steaming operations in the 2nd quarter of 2017. The Company believes that cyclic steaming of the existing wells, should double its current production.

Going Concern

The condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown on the accompanying condensed consolidated financial statements, the Company has incurred an accumulated deficit in the amount of $9,363,238 as of March 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2017 and March 31, 2016

During the three month period ended March 31, 2017 we generated $36,925 from the sale of oil. During the three month period ended March 31, 2016 we generated $20,756 from the sale of oil.

Operating expenses totaled $339,798 during the three month period ended March 31, 2017 which was an increase over the period ended March 31, 2016. Operating expenses consisted of lease operating expense, general and administrative costs, amortization and depreciation, professional fees, and executive compensation. The increase consisted primarily of an increase in lease operating expenses. During the period ended March 31, 2016 the Company's operating expense totaled $336,850.

General and administrative fees decreased from $69,384 to $65,282 from the three month period ended March 31, 2016 to the three month period ended March 31, 2017. This decrease was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees increased from $46,620 to $63,148 from the three month period ended March 31, 2016 to the three month period ended March 31, 2017. The increase was primarily due to services provided to the Company for accounting, consulting and legal.

Executive compensation increased from $136,047 to $154,590 from the three month period ended March 31, 2016 to the three month period ended March 31, 2017. The increase was due to the salary increase based upon the employment agreement.

Liquidity and Capital Resources

The Company has established a capital budget for 2017 of $6,000,000 to purchase or rent a 20MM BTU steam generator, return to production up to 10 wells and drill up to 20 vertical wells and 1 horizontal well. The Company’s ability to complete this capital budget will be highly dependent on higher oil prices and access to capital.

As of March 31, 2017, the Company had $116,635 of current assets; of this amount $80,672 was cash. The following table provides detailed information about the net cash flow for the quarters ended March 31, 2017 and March 31, 2016 as presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(125,241)	$(273,865)
Net cash used in investing activities	(162,258)	(237,147)
Net cash provided by financing activities	179,378	406,225
Net change in cash	(108,121)	(104,786)
Cash, beginning of period	188,793	146,555
Cash, end of period	$80,672	$41,769

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in investing activities consisted of drilling expenses and facility upgrades on oil and gas properties of $162,258 on the Company’s properties.

Financing activities

The net cash provided by financing activities consisted of proceeds from the preferred stock offering, net of offering costs, totaling $200,000 and note repayments totaling $20,622.

As of March 31, 2017, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We received notice on or about July 10, 2013 that the Center for Biological Diversity (“CBD”) had filed a law suit against the County of San Benito regarding the approval of Project Indian which is described more fully, above, as the “Case”. The Board of Supervisors voted 50 in favor of our application to drill 15 exploration wells on our Project Indian lease. The Court approved the petition in a judgment entered on September 4, 2014, and ruled that Citadel was required to obtain an environmental impact report before commencing Project Indian. Thereafter, the Court awarded the petitioner $347,969 as attorney’s fees and costs against the County of San Benito and Citadel, jointly and severally. The Company has requested a dismissal of its appeal of this decision which was granted as the Court required the Company to post a bond in which it was unable to qualify for. In October of 2015, the company paid $92,693 to the Center for Biological Diversity for a share of the attorney’s fees and costs outstanding which satisfied the judgment for attorney’s fees and costs in full. In October of 2015, the company entered into a summary judgement with the County of San Benito to pay $262,500 in related costs of the CBD litigation. The company is required to pay $25,000 per quarter for the next six quarters and a lump sum payment of the remaining balance in the first quarter of 2018. This puts to an end any future costs.

On November 4, 2014 voters in the County of San Benito passed Measure J which bans hydraulic fracturing and other stimulation techniques defined as “high intensity petroleum operations” by the Measure, including steam injection. The initiative was passed by a count of 8,034 to 5,605. In advance of the initiative passing, the County preemptively passed an ordinance allowing for exemptions from the application of the Measure in the event the Measure would result in a taking. A regulatory taking is a situation in which a government regulation limits the uses of private property to such a degree that the regulation effectively deprives the property owners of economically reasonable use or value of their property right to such an extent that it deprives them of utility or value of that property right, even though the regulation does not formally divest them of title to it. Accordingly, Citadel Exploration Inc. will provide the County of San Benito the ability to compensate the company for the diminished value at the Indian Oil Field based on the reasonable Un-risked Resource Potential the property would ultimately yield, or allow Citadel to proceed with full field development and steam injection under the exemption ordinance. At this time Citadel has reserved its rights, with respect to the Indian Oil Field, including claims for inverse condemnation.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A. to Part I of Form 10-K for the year ended December 31, 2016 (filed March 31, 2017) to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances pursuant to Subscription Agreements

In March of 2016, the Company approved the sale of up to 250,000 Series A Participating Preferred Stock. The Series A Participating Preferred Stock has a 3 year term, with a 10% coupon. Each share of Series A converts into 100 shares of the Company’s common stock, equaling a conversion price of $0.20 a share. Additionally the Series A Participating Preferred Stock has a 2% overriding royalty (ORRI) on the Kern Bluff Oil Field, until conversion, at which time the ORRI is reduced to 1% in perpetuity. The company sold 38,750 shares to investors for cash proceeds of $775,000. Additionally the Company converted the $3,500,000 term loan with Cibolo Creek Partners into 175,000 shares of Series A Participating Preferred Stock. Cibolo Creek also subscribed for an additional 5,000 shares of Series A Participating Preferred Stock for cash proceeds of $100,000.

In March of 2017, the Company filed the appropriate paperwork with the State of Nevada, authorizing the issuance of up to 500,000 shares of Series A Preferred Stock, 500,000 shares of Series B Preferred Stock and 500,000 shares of Series C Preferred Stock. The company also increased the authorized amount of common shares from 100,000,000 to 300,000,000. As of March 31st 2017, we have issued 340,365 of Series A Preferred Shares, and zero shares of Series B or C.

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

Option Grants

Our option grants are described in Form 10-K for the year ended December 31, 2016 (filed March 31, 2017) to which reference is made herein.

Subsequent Stock Issuances

In May of 2017, we sold 5,000 shares of our Series A Preferred Stock for cash proceeds of $100,000.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended March 31, 2017.

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

Our employment agreements with executive officers are described in Form 10-K for the year ended December 31, 2016 (filed March 31, 2017) to which reference is made herein.

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

CITADEL EXPLORATION, INC.

Date: May 12, 2017	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)