Form 10-Q
period 2017-06-30
Citadel Exploration, Inc.
filed 2017-08-09
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________________________________________

Form 10-Q

___________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 9, 2017 was 41,348,002 shares.

CITADEL EXPLORATION, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)

Current assets:
Cash	$80,795	$188,793
Other receivable	17,457	7,142
Prepaid expenses	73,834	33,436
Product inventory	4,881	4,881
Total current assets	176,967	234,252

Deposits	$9,900	9,900
Restricted cash	200,000	245,000
Oil and gas properties (successful efforts basis), buildings and equipment, net	6,427,174	6,209,546
Fixed assets, net	17,641	18,530

Total assets	$6,831,682	$6,717,228

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,710,201	$1,584,258
Accrued interest payable	746,879	780,049
Notes payable, net	547,439	526,880
Preferred stock payable	—	6,514,600
Total current liabilities	3,004,519	9,405,787

Asset retirement obligation	220,729	217,212
Production payment liability	300,000	300,000

Total liabilities	3,525,248	9,922,999

Stockholders' equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 41,348,002 and 39,314,000 shares issued and outstanding as of June 30, 2017, and December 31, 2016, respectively	41,348	39,314
Series A Preferred stock, $20.00 par value, 500,000 shares authorized, 354,115 shares issued and outstanding as of June 30, 2017	7,082,300	—
Additional paid-in capital	6,194,826	5,790,060
Accumulated deficit	(10,012,040)	(9,035,145)
Total stockholders' equity (deficit)	3,306,434	(3,205,771)

Total liabilities and stockholders' equity (deficit)	$6,831,682	$6,717,228

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months		For the six months
	ended		ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$49,723	$6,006	$86,648	$26,762
Operating expenses:
Lease operating expense	74,094	30,326	122,775	110,084
General and administrative	52,907	61,673	118,189	131,057
Depreciation, amortization and accretion	10,024	4,110	18,122	9,151
Professional fees	59,969	91,639	123,117	138,259
Executive compensation	152,295	125,652	306,885	261,699
Total operating expenses	349,289	313,400	689,088	650,250
Loss from operations	(299,566)	(307,394)	(602,440)	(623,488)
Other expenses:
Interest expense	(349,235)	(14,245)	(374,567)	(132,553)
Total other expenses	(349,235)	(14,245)	(374,567)	(132,553)
Loss before provision for income taxes	(648,801)	(321,639)	(977,007)	(756,041)
Income tax credit	—	—	(112)	—
Net loss	$(648,801)	$(321,639)	$(976,895)	$(756,041)
Weighted average number of common shares - outstanding - basic and diluted	40,336,620	34,937,077	40,336,620	34,937,077
Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months
	Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(976,895)	$(756,041)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation, amortization and accretion	18,122	9,151
Amortization of debt discount	—	1,832
Preferred stock dividend expense	406,800	—
Changes in operating assets and liabilities:
Increase/(Decrease) in other receivable	(10,315)	18,133
Increase in prepaid expenses	(40,398)	(61,793)
Decrease in restricted cash	45,000	—
Increase in accounts payable and accrued payables	218,643	505,479
Increase (decrease) in accrued interest payable	(33,170)	121,644

Net cash used in operating activities	(372,212)	(161,595)

INVESTING ACTIVITIES
Exploration and development of oil and gas properties	(229,129)	(1,408,873)
Purchase of fixed assets	(2,215)
Asset retirement obligation	—

Net cash used in investing activities	(231,344)	(1,408,875)

FINANCING ACTIVITIES
Proceeds from sale of preferred stock, net of costs	475,000	1,425,000
Proceeds from notes payable	67,552	68,736
Repayments for notes payable	(46,994)	(31,400)
Net cash provided by financing activities	495,558	1,462,336

NET DECREASE IN CASH	(107,998)	(108,132)

CASH AT BEGINNING OF YEAR	188,793	146,555

CASH AT END OF PERIOD	$80,795	$38,428
SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes credit	$(112)	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock for settlement of note payable – related party	$—	$3,500,000
Conversion from preferred stock issuable	$6,514,600	$—
Issuance of common stock for preferred stock interest	$406,800	$—
Issuance of preferred stock for service	$92,708	$—

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

Impairment

The Company evaluates the impairment of its proved oil and natural gas properties on a field-by-field basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying values of proved properties are reduced to fair value when the expected undiscounted future cash flows are less than net book value. The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. As of June 30, 2017, management believes that no impairment indicators exist.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of June 30, 2017 and December 31, 2016.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through June 30, 2017 and believes that none of them will have a material effect on the company’s condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred an accumulated deficit in the amount of $10,012,040 as of June 30, 2017. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing. There can be no assurance that the Company will be successful to raise sufficient cash to operate over the 12 months immediately following the issuance of its financial reports.

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

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – OIL AND GAS PROPERTIES

Oil and natural gas properties, buildings and equipment consist of the following:

	June 30, 2017 (unaudited)	December 31, 2016
Oil and Natural Gas:
Proved properties	$3,749,973	$3,751,401
Unproved properties	1,170,000	1,170,000
Facilities	1,533,011	1,443,060
	6,452,984	6,364,461
Less oil property impairment	—	(140,606)
Less accumulated depreciation, depletion, and amortization	(25,810)	(14,309)
	$6,427,174	$6,209,546

For the six months ending June 30, 2017 total depreciation and depletion expense totaled $3,259 and $8,242, respectively

NOTE 4 – RESTRICTED CASH

Restricted cash consisted of a blanket bond totaling $200,000. Bonds are required in the normal course of business in the oil and gas industry. The blanket bond, which will cover 50 wells, was purchased in August 2015 following the acquisition of the Kern Bluff Oil Field. As such, the Company released the first two bonds totaling $45,000 during February 2017.

NOTE 5 – DEPOSITS

The Company had deposits at December 31, 2016 and June 30, 2017 totaling $9,900.

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2017 (unaudited)	December 31, 2016 (unaudited)
Note payable to an entity for the financing of insurance premiums, unsecured; 7.75% interest, matured April 2017 and currently in default	$47,439	$26,880
Two notes payable to investors, unsecured, 10% interest; due September 30, 2016	$500,000	500,000

Total – Notes Payable & Notes Payable, Related Party	$547,439	$526,880

In March 2014, the Company closed on a $500,000 bridge loan from two individuals. These notes have a 180 day term and bear interest of 10%. The $500,000 of notes are due on October 31, 2015. Additionally, the investors received 500,000 warrants to purchase the Company’s stock at $0.34 per share for a term of two years. In December of 2015, the maturity date of this bridge loan was extended until September 30, 2016, in return the exercise price of the warrant was reduced to $0.20 and the term of the warrants also extended to until September 30, 2016. At September 30, 2016, the maturity date was further extended to March 31, 2017. The exercise price of the warrant did not change during the extension to March 31, 2017. As of March 31, 2017, the notes have matured and currently due. The Company is currently negotiating an extension and or new debt facility to meet the obligations of the notes. Until that time the notes are currently in default and due upon notice from the investors. As of this filing, the investors have not served notice and are working with the Company on refinancing.

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 300,000,000 shares of its $0.001 par value common stock.

In March of 2016, the Company approved the sale of up to 500,000 shares of Series A Convertible Participating Preferred Stock. The Company sold 175,000 shares of Series A Convertible Participating Preferred Stock to convert its $3,500,000 related party note payable to preferred stock. In addition, the Company has sold 21,250 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $425,000 through March 31, 2016.

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

In May of 2017, the Company sold 5,000 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $100,000.

In June of 2017, the Company sold 8,750 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $175,000.

CITADEL EXPLORATION, INC

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

The following is a summary of the status of all of the Company’s stock options as of June 30, 2017 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at June 30, 2017	9,500,000	$ 0.20	3.80
Granted	-	$ 0.00	-
Exercised	-	$ 0.00	-
Cancelled	-	$ 0.00	-
Outstanding at June 30, 2017	9,500,000	$ 0.20	3.80
Exercisable at June 30, 2017	9,500,000	$ 0.20	3.80

NOTE 9 – WARRANTS

In March 2014, the Company closed on a $500,000 180-day bridge loan with two investors. The loans bear interest of 10%. Additionally, the investors were granted a total of 500,000 stock warrants to purchase stock at $1.00 per share for a period of two years valued at $147,102. The total fair value of these warrants at the date of grant was determined using the Black Scholes option pricing model with an expected life of 2 years, a risk-free interest rate of 0.45%, a dividend yield of 0% and expected volatility of 333%. In September of 2014, the maturity date of this bridge loan was extended by 30 days; in return the exercise price of the warrant was reduced to $0.34 per share, with the original two-year term remaining. Due to the change in the terms of the warrants, the Company recalculated the value of the warrants to be $85,325. Accordingly, the Company recognized a gain on the extinguishment of $73,573 in September of 2014. These warrants have now expired, due to the bridge loan currently being due and in default.

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

In December of 2014, Citadel began a workover on the Yowlumne #226 well including installation of a new pump in February of 2015. The well has been producing approximately 2025 barrels per day (32 degree API quality) since the beginning of March. In June the well’s pump had a mechanical issue, the company performed well maintenance in August returning the well to its previous production level. During December of 2015, extremely cold weather forced the shutdown of the #226 well. Citadel plans to return the well to production in the third or fourth quarter of 2017. Citadel is in the final stages of the CEQA process to permit two additional exploration wells on the Yowlumne acreage. Recent regulatory changes, including SB4 the State of California’s bill on fracking have delayed the final approval of our CEQA application. As such we do not expect to have these prospects permitted until the end of 2017, at which time we will determine when to drill. Both of these exploration wells will be targeting the Stephens Sands at a depth of 12,000 to 15,000 feet. Citadel currently has a 75% working interest in these exploration prospects and is the operator.

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

As of June 30, 2017, the Company was producing approximately 30 barrels of oil per day. The Company is currently working on purchasing and or renting a steam generator, to begin cyclic steaming operations in the 3rd quarter of 2017. The Company has 10 wells at the Kern Bluff Oil Field, that are ready for cyclic steaming. The Company believes that cyclic steaming of these existing wells, should take production over 100 barrels of oil per day. The field still has approximately 20 idle well bores, all of which are candidates for return to production and cyclic steaming. The Company plans to return each of these to production over the next 12-18 months depending on oil prices and access to capital.

Going Concern

The condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown on the accompanying condensed consolidated financial statements, the Company has incurred an accumulated deficit in the amount of $10,012,040 as of June 30, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 2017 and June 30, 2016

During the six month period ended June 30, 2017 we generated $86,648 from the sale of oil. During the six month period ended June 30, 2016 we generated $26,762 from the sale of oil.

Operating expenses totaled $689,088 during the six month period ended June 30, 2017 which was an increase over the period ended June 30, 2016. Operating expenses consisted of lease operating expense, general and administrative costs, amortization and depreciation, professional fees, and executive compensation. The increase consisted primarily of an increase in lease operating expenses and professional fees, while general and administrative costs decreased. During the period ended June 30, 2016 the Company's operating expense totaled $650,250.

General and administrative fees decreased from $131,057 to $118,189 from the six month period ended June 30, 2016 to the six month period ended June 30, 2017. This decrease was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees decrease from $138,259 to $123,117 from the six month period ended June 30, 2016 to the six month period ended June 30, 2017. The decrease was primarily due to services provided to the Company for accounting, consulting and legal.

Executive compensation increased from $261,699 to $306,885 from the six month period ended June 30, 2016 to the six month period ended June 30, 2017. The increase was due to the salary increase based upon the employment agreements.

Liquidity and Capital Resources

The Company has established a capital budget for 2017 of $6,000,000 to purchase or rent a 20MM BTU steam generator, return to production up to 10 wells and drill up to 20 vertical wells and 1 horizontal well. To date the Company has spent approximately $500,000 of this CAPEX budget. The Company’s ability to complete this capital budget will be highly dependent on higher oil prices and access to capital.

As of June 30, 2017, the Company had $176,967 of current assets; of this amount $80,795 was cash. The following table provides detailed information about the net cash flow for the six months ended June 30, 2017 and June 30, 2016 as presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(372,212)	$(161,595)
Net cash used in investing activities	(231,344)	(1,408,873)
Net cash provided by financing activities	495,558	1,462,336
Net change in cash	(107,998)	(108,132)
Cash, beginning of period	188,793	146,555
Cash, end of period	$80,795	$38,428

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in investing activities consisted primarily of drilling expenses and facility upgrades on oil and gas properties of $229,344 on the Company’s properties.

Financing activities

The net cash provided by financing activities consisted of proceeds from the preferred stock offering, net of offering costs, totaling $475,000, proceeds from a note payable totaling 67,552 and note repayments totaling $46,994.

As of June 30, 2017, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business. We are currently in default on our $500,000 bridge loan, we are working with the investors to refinance this loan and or put in place new capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances pursuant to Subscription Agreements

In March of 2016, the Company approved the sale of up to 250,000 Series A Participating Preferred Stock. The Series A Participating Preferred Stock has a 3 year term, with a 10% coupon. Each share of Series A converts into 100 shares of the Company’s common stock, equaling a conversion price of $0.20 a share. Additionally, the Series A Participating Preferred Stock has a 2% overriding royalty (ORRI) on the Kern Bluff Oil Field, until conversion, at which time the ORRI is reduced to 1% in perpetuity. The company sold 38,750 shares to investors for cash proceeds of $775,000. Additionally, the Company converted the $3,500,000 term loan with Cibolo Creek Partners into 175,000 shares of Series A Participating Preferred Stock. Cibolo Creek also subscribed for an additional 5,000 shares of Series A Participating Preferred Stock for cash proceeds of $100,000.

In March of 2017, the Company filed the appropriate paperwork with the State of Nevada, authorizing the issuance of up to 500,000 shares of Series A Preferred Stock, 500,000 shares of Series B Preferred Stock and 500,000 shares of Series C Preferred Stock. The company also increased the authorized amount of common shares from 100,000,000 to 300,000,000. As of June 30, 2017, we have issued 340,365 of Series A Preferred Shares, and zero shares of Series B or C.

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

Subsequent Stock Issuances

In July of 2017, we sold 2,500 shares of our Series A Preferred Stock for cash proceeds of $50,000.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended June 30, 2017.

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

CITADEL EXPLORATION, INC.

Date: August 9, 2017	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)