Form 10-Q
period 2017-09-30
Citadel Exploration, Inc.
filed 2017-11-13
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________________________________________

Form 10-Q

___________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 13, 2017 was 41,348,002 shares.

CITADEL EXPLORATION, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash	$141,537	$188,793
Other receivable	9,207	7,142
Prepaid expenses	45,850	33,436
Product inventory	4,881	4,881
Total current assets	201,475	234,252

Deposits	$10,100	9,900
Restricted cash	200,000	245,000
Oil and gas properties (successful efforts basis), buildings and equipment, net	7,143,162	6,209,546
Fixed assets, net	16,590	18,530

Total assets	$7,571,327	$6,717,228

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,774,878	$1,584,258
Accrued interest payable	944,238	780,049
Notes payable, net	1,143,816	526,880
Preferred stock payable	—	6,514,600
Total current liabilities	3,862,932	9,405,787

Asset retirement obligation	222,545	217,212
Production payment liability	300,000	300,000

Total liabilities	4,385,477	9,922,999

Stockholders' equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 41,348,002 and 39,314,000 shares issued and outstanding as of September 30, 2017, and December 31, 2016, respectively	41,348	39,314
Series A Preferred stock, $20.00 par value, 500,000 shares authorized, 374,115 shares issued and outstanding as of September 30, 2017	7,482,300	—
Additional paid-in capital	6,194,826	5,790,060
Accumulated deficit	(10,532,624)	(9,035,145)
Total stockholders' equity (deficit)	3,185,850	(3,205,771)

Total liabilities and stockholders' equity (deficit)	$7,571,327	$6,717,228

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months		For the nine months
	ended		ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$46,824	$23,973	$133,472	$50,735
Operating expenses:
Lease operating expense	94,069	73,721	216,844	183,805
General and administrative	60,632	325,711	178,821	456,768
Depreciation, amortization and accretion	8,844	6,514	26,965	15,665
Professional fees	37,738	38,669	160,855	176,928
Executive compensation	165,525	124,590	472,410	386,289
Total operating expenses	366,808	569,204	1,055,896	1,219,454
Loss from operations	(319,984)	(545,231)	(922,424)	(1,168,719)
Other expenses:
Interest expense	(198,070)	(18,862)	(572,636)	(151,415)
Total other expenses	(198,070)	(18,862)	(572,636)	(151,415)
Loss before provision for income taxes	(518,054)	(564,094)	(1,495,060)	(1,320,133)
Provision for income taxes	(2,188)	(6,679)	(2,300)	(6,679)
Net loss	$(520,242)	$(570,773)	$(1,497,360)	$(1,326,812)
Weighted average number of common shares - outstanding - basic and diluted	41,348,002	39,221,609	40,692,353	38,950,861
Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months
	ended
	September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(1,497,479)	$(1,326,812)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation, depletion, and amortization	20,989	15,665
Amortization of debt discount	—	1,832
Preferred stock dividend expense	406,800	—
Changes in operating assets and liabilities:
Increase/(Decrease) in other receivable	(2,065)	12,892
Increase in prepaid expenses	(12,414)	(41,576)
Increase in deposits	(200)	—
Decrease in restricted cash	45,000	—
Increase in accounts payable and accrued payables	283,320	923,077
Increase in accrued interest payable	161,189	137,564

Net cash used in operating activities	(591,859)	(277,358)

INVESTING ACTIVITIES
Exploration and development of oil and gas properties	(345,117)	(1,950,614)
Property Acquisitions	(600,000)
Purchase of fixed assets	(2,215)

Net cash used in investing activities	(947,332)	(1,950,614)

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	—	100,000
Proceeds from sale of preferred stock, net of costs	875,000	1,925,000
Increase in bank overdraft	—	9,701
Proceeds from notes payable	672,552	68,736
Repayments for notes payable	(55,617)	(52,020)
Net cash provided by financing activities	1,491,935	2,081,417

NET DECREASE IN CASH	(47,256)	(146,555)

CASH AT BEGINNING OF YEAR	188,793	146,555

CASH AT END OF PERIOD	$141,537	$—
SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$2,300	$6,679

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock for settlement of note payable – related party	$—	$3,500,000
Conversion from preferred stock issuable	$6,514,600	$—
Issuance of common stock for preferred stock interest	$406,800	$—
Issuance of preferred stock for service	$92,708	$—

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

Impairment

The Company evaluates the impairment of its proved oil and natural gas properties on a field-by-field basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying values of proved properties are reduced to fair value when the expected undiscounted future cash flows are less than net book value. The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. As of September 30, 2017, management believes that no impairment indicators exist.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of September 30, 2017 and December 31, 2016.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through September 30, 2017 and believes that none of them will have a material effect on the company’s condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred an accumulated deficit in the amount of $10,532,624 as of September 30, 2017. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing. There can be no assurance that the Company will be successful to raise sufficient cash to operate over the 12 months immediately following the issuance of its financial reports.

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

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – OIL AND GAS PROPERTIES

Oil and natural gas properties, buildings and equipment consist of the following:

	September 30, 2017 (unaudited)	December 31, 2016
Oil and Natural Gas:
Proved properties	$3,777,834	$3,751,401
Unproved properties	1,170,000	1,170,000
Facilities	1,227,234	1,443,060
	7,175,068	6,364,461
Less oil property impairment	—	(140,606)
Less accumulated depreciation, depletion, and amortization	(31,906)	(14,309)
	$7,143,162	$6,209,546

For the nine months ending September 30, 2017 total depreciation and depletion expense totaled $5,009 and $12,588, respectively

NOTE 4 – RESTRICTED CASH

Restricted cash consisted of a blanket bond totaling $200,000. Bonds are required in the normal course of business in the oil and gas industry. The blanket bond, which will cover 50 wells, was purchased in August 2015 following the acquisition of the Kern Bluff Oil Field. As such, the Company released the first two bonds totaling $45,000 during February 2017.

NOTE 5 – DEPOSITS

The Company had $9,900 in deposits at December 31, 2016 and $10,100 period ended September 30, 2017.

CITADEL EXPLORATION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2017 (unaudited)	December 31, 2016 (unaudited)
Note payable to an entity for the financing of insurance premiums, unsecured; 7.75% interest, matured April 2017 and currently in default	$38,816	$26,880
Two notes payable to investors, unsecured, 10% interest; due March 31, 2017	500,000	500,000
Note payable to an entity for the purchase of a steam generator	605,000	—

Total – Notes Payable & Notes Payable, Related Party	$1,143,816	$526,880

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

On September 22, 2017 the Company entered into a 1-year equipment loan, in the amount of $605,000 to purchase a 25MM BTU Steam Generator. The loan bears interest of 12% annually and is secured by the steam generator.

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

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)(CONTINUED)

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

In May of 2017, the Company sold 5,000 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $100,000.

In June of 2017, the Company sold 8,750 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $175,000.

In July of 2017, the Company sold 2,500 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $50,000.

In August of 2017, the Company sold 2,500 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $50,000.

In September of 2017, the Company sold 17,500 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $350,000.

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

The following is a summary of the status of all of the Company’s stock options as of September 30, 2017 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at September 30, 2017	9,500,000	$ 0.20	4.05
Granted	-	$ 0.00	-
Exercised	-	$ 0.00	-
Cancelled	-	$ 0.00	-
Outstanding at September 30, 2017	9,500,000	$ 0.20	4.05
Exercisable at September 30, 2017	9,500,000	$ 0.20	4.05

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

As of September 30, 2017, the Company was producing approximately 20 barrels of oil per day. The Company has recently purchased a 25MM BTU steam generator and is in the process of installing the generator. First steam is expected in November. The Company has 10 wells at the Kern Bluff Oil Field, that are ready for cyclic steaming. The Company believes that cyclic steaming of these existing wells, should take production to over 100 barrels of oil per day. The field still has approximately 20 idle well bores, all of which are candidates for return to production and cyclic steaming. The Company plans to return each of these to production over the next 12-18 months depending on oil prices and access to capital.

Going Concern

The condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown on the accompanying condensed consolidated financial statements, the Company has incurred an accumulated deficit in the amount of $10,532,505 as of September 30, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended September 30, 2017 and September 30, 2016

During the nine month period ended September 30, 2017 we generated $133,472 from the sale of oil. During the nine month period ended September 30, 2016 we generated $50,735 from the sale of oil.

Operating expenses totaled $1,055,896 during the nine month period ended September 30, 2017 which was a decrease over the period ended September 30, 2016, which totaled $1,219,454. Operating expenses consisted of lease operating expense, general and administrative costs, amortization and depreciation, professional fees, and executive compensation. The decrease consisted primarily of a decrease in general and administrative costs.

General and administrative fees decreased from $456,768 to $178,821 from the nine month period ended September 30, 2016 to the nine month period ended September 30, 2017. This decrease was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees decreased from $176,928 to $160,855 from the nine month period ended September 30, 2016 to the nine month period ended September 30, 2017. The decrease was primarily due to services provided to the Company for accounting, consulting and legal.

Executive compensation increased from $386,289 to $472,410 from the nine month period ended September 30, 2016 to the nine month period ended September 30, 2017. The increase was due to the salary increase based upon the employment agreements.

Liquidity and Capital Resources

The Company has established a capital budget for 2017 of $6,000,000 to purchase or rent a 25MM BTU steam generator, return to production up to 10 wells and drill up to 20 vertical wells and 1 horizontal well. To date the Company has spent approximately $1,500,000 of this CAPEX budget. The Company’s ability to complete this capital budget will be highly dependent on higher oil prices and access to capital.

As of September 30, 2017, the Company had $204,475 of current assets; of this amount $141,537 was cash. The following table provides detailed information about the net cash flow for the nine months ended September 30, 2017 and September 30, 2016 as presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$ (591,859)	$ (277,358)
Net cash used in investing activities	(947,332)	(1,950,614)
Net cash provided by financing activities	1,491,935	2,081,417
Net change in cash	(47,256)	(146,555)
Cash, beginning of period	188,793	146,555
Cash, end of period	$ 141,537	$ 0

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in investing activities consisted primarily of drilling expenses and facility upgrades on oil and gas properties of $947,332 on the Company’s properties.

Financing activities

The net cash provided by financing activities consisted of proceeds from the preferred stock offering, net of offering costs, totaling $875,000, proceeds from two note payables totaling $672,552 and note repayments totaling $55,617.

As of September 30, 2017, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business. We are currently in default on our $500,000 bridge loan, we are working with the investors to refinance this loan and or put in place new capital.

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

Subsequent Stock Issuances

In October of 2017, we sold 5,250 shares of our Series A Preferred Stock, valued at $105,000 as partial repayment for the equipment loan we entered into on September 22, 2017. The remaining balance of $500,000 was repaid with an equipment lease finance agreement by an unrelated third party. We have subsequently entered into an equipment lease agreement for use of the 25MM BTU generator.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended September 30, 2017.

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

CITADEL EXPLORATION, INC.

Date: November 13, 2017	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)