Form 10-K
period 2017-12-31
Citadel Exploration, Inc.
filed 2018-04-16
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K

___________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 29, 2017 (the last business day of the registrant's most recently completed fourth fiscal quarter) was $9,000,000 based on a share value of $0.20. The number of shares of Common Stock, $0.001 par value, outstanding on April 16, 2018 was 45,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CITADEL EXPLORATION, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2017

Index to Report

on Form 10-K

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules	44

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

Our Projects

KERN BLUFF OIL FIELD

In July of 2015, Citadel purchased approximately 1,100 acres encompassing the Kern Bluff Oil Field in Kern County, California for $2,000,000 in cash and 6,000,000 shares of its common stock valued at $480,000. The seller also retained a royalty that varies on a lease by lease basis; Citadel has 100% working interest in the field with an 80% net revenue interest. In 2015, Citadel re-entered 7 idle well bores, and began to return those wells to production. Production as of December 31, 2017 was approximately 50 barrels of oil per day (BOPD). The field had 29 idle well bores upon acquisition, Citadel plans to re-enter each of these well bores in 2018 and 2019 and attempt to return them to production.

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

In December of 2017, Citadel completed the installation of a 25MM BTU steam generator. Kern Bluff is characterized as a heavy oil field, as such, to increase production steam injection is required. The company expects a significant increase in production following the first round of cyclic steam injection.

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

In November of 2017, Citadel decided to repurpose the equipment at Yowlumne for use at Kern Bluff. As such the Company impaired certain assets at Yowlumne. With the success at Kern Bluff and limited amount of capital, the Yowlumne project has been put on hold.

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

Proved Reserves

Evaluation and Review of Proved Reserves: Our proved reserve estimates as of December 31, 2017 were prepared based on reports by MHA Petroleum Consultants (“MHA”). MHA does not own an interest in any of our properties, nor is it employed by us on a contingent basis. Within MHA, the technical person primarily responsible for preparing the estimates set forth in the MHA letter dated March 23, 2018, filed as an exhibit to this Annual Report, was Mr. Alan Burzlaff. Mr. Burzlaff, Managing Partner at MHA and a Licensed Professional Engineer in the State of California, has been practicing consulting petroleum engineering at MHA since 2009 and has over 37 years of prior industry experience.

We do not maintain an internal staff of petroleum engineers or geoscience professionals although our management team did meet with our independent reserve engineers to provide as accurate data as reasonable for use in calculating our proved reserves relating to our assets.

Estimation of Proved Reserves: Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2017 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (1) production performance-based methods; (2) material balance-based methods; (3) volumetric-based methods; and (4) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. As our Kern Bluff property is new to the Company in 2015 and we had limited current production history, our reserves were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy.

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

Summary of Oil, NGLs, and Natural Gas Reserves. The following table presents our estimated net proved oil, NGLs, and natural gas reserves as of the periods indicated:

	December 31,
	2017	2016
Proved developed reserves:
Oil (MBbls)	281	220

Natural gas (MMcf)	—	—
Combined (MBoe)(1)	281	220
Proved undeveloped reserves:
Oil (MBbls)	953	920

Natural gas (MMcf)	—	—
Combined (MBoe)(1)	953	920
Proved reserves:
Oil (MBbls)	1,234	1,160

Natural gas (MMcf)	—	—
Combined (MBoe)(1)	1,234	1,160

(1)	One Boe is equal to six Mcf of natural gas or one Bbl of oil or NGLs based on an approximate energy equivalency.
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

Additional information regarding our proved reserves can be found in the notes to our consolidated and combined financial statements included elsewhere in this Annual Report and the proved reserve report as of December 31, 2017, which is included as an exhibit to this Annual Report.

Proved Undeveloped Reserves (PUDs)

As of December 31, 2017, our proved undeveloped reserves were composed of 952 MBbls of oil, 0 MMcf of natural gas, for a total of 952 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells are drilled and begin production.

The following table summarizes our changes in PUDs during the year ended December 31, 2017 (in MBoe):

Balance, December 31, 2016	920
Purchases of reserves	0
Extensions and discoveries	0
Revisions of previous estimates	32
Transfers to proved developed	0
Balance, December 31, 2017	952

Estimated future development costs relating to the development of PUDs at December 31, 2017 were projected to be approximately $1,175.0 million in the year ended December 31, 2018, $2.1 million in 2019, $.705 million in 2020, $3.5 million in 2021, and $1,175 million in future periods. As we continue to develop our properties and have more well production and completion data, we believe we will continue to realize cost savings and experience lower relative drilling and completion costs as we convert PUDs into proved developed reserves in upcoming years. All of our PUD drilling locations are scheduled to be drilled within five years of their initial booking.

As of December 31, 2017, 98 MBbls of our total proved reserves were classified as proved developed non-producing.

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

Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in or perceptions regarding supply and demand. Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. For example, oil prices declined significantly in late 2014 through 2016 and have remained lower for an extended period of time, among the factors that can cause this volatility are:

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We received notice on or about July 10, 2013 that the Center for Biological Diversity (“CBD”) had filed a law suit against the County of San Benito regarding the approval of Project Indian which is described more fully, above, as the “Case”. The Board of Supervisors voted 5-0 in favor of our application to drill 15 exploration wells on our Project Indian lease. The Court approved the petition in a judgment entered on September 4, 2014, and ruled that Citadel was required to obtain an environmental impact report before commencing Project Indian. Thereafter, the Court awarded the petitioner $347,969 as attorney’s fees and costs against the County of San Benito and Citadel, jointly and severally. The Company has requested a dismissal of its appeal of this decision which was granted as the Court required the Company to post a bond in which it was unable to qualify for. In October of 2015, the company paid $92,693 to the Center for Biological Diversity for a share of the attorney’s fees and costs outstanding which satisfied the judgment for attorney’s fees and costs in full. In October of 2015, the company entered into a summary judgement with the County of San Benito to pay $262,500 in related costs of the CBD litigation. The company is required to pay $25,000 per quarter for the next six quarters and a lump sum payment of the remaining balance in the first quarter of 2018. This puts to an end any future costs associated with litigation regarding Project Indian in San Benito County.  On March 23, 2018, the Company paid the final $100,000 due to the County.

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

	2017		2016
	BID PRICES		BID PRICES
	High	Low	High	Low
1st Quarter	$0.23	$0.10	$0.23	$0.20
2nd Quarter	$0.15	$0.08	$0.29	$0.23
3rd Quarter	$0.22	$0.06	$0.30	$0.15
4th Quarter	$0.20	$0.11	$0.23	$0.12

Holders of Common Stock

As of April 16, 2018, we had approximately 111 stockholders of record of the 45,000,000 shares outstanding.

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

On December 15, 2017, we adopted the 2017 Restricted Stock Unit Plan (RTU) authorizing the issuance of 10,000,000 restricted stock units to management and future employees. In conjunction with adopting this plan, the Compensation Committee of the Board of Directors authorized the issuance of 5,500,000 shares to the Company’s three employees. The RTU’s have a 2-year vesting period. The Compensation Committee believes that it is in the best interest of shareholders to incentive management via equity to align shareholders interest with management.

Recent Sales of Unregistered Securities

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

In March of 2017, the Company sold 10,000 shares of Series A Convertible Participating Preferred Stock payable in cash in the amount of $200,000.

In March of 2017, the Company issued 2,034,002 common shares as a special dividend to Series A Preferred Shareholders for interest incurred during the 2016 offering period of the Series A.

In June of 2017, the Company sold 13,750 shares of Series A Convertible Participating Preferred Stock payable in cash in the amount of $275,000.

In September of 2017, the Company sold 22,500 shares of Series A Convertible Participating Preferred Stock payable in cash in the amount of $450,000.

In December of 2017, the Company sold 17,750 shares of Series A Convertible Participating Preferred Stock payable in cash in the amount of $355,000.

In December of 2017, the Company issued 3,101,736 shares of common stock as payment for interest accrued on the Series A Preferred Stock during 2017.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2017.

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

In July of 2016, Citadel completed its facility upgrades; the new facilities have production capacity of 500 BOPD. Citadel drilled three wells in June and returned to production 9 idle wells. Production from the new wells continues to increase as the wells clean up. As of December 31, 2017 the Company was producing approximately 50 barrels of oil per day.

In December of 2017, Citadel completed the installation of a 25MM BTU steam generator. The oil and Kern Bluff is characterized as heavy oil, therefore requiring stimulation via steam injection. This steam generator has capacity of over 1,400 barrels of steam per day (BOSPD) which will allow the Company to steam approximately 50 wells per year. The company currently has approximately 14 wells on production and has seen field wide production increase from approximately 20 barrels per day to approximately 100 barrels per day.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the exploration stage and, accordingly, has not generated any significant revenues from operations. As shown on the accompanying consolidated financial statements, the Company has incurred a net loss of $2,477,637 for the year ending December 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended December 31, 2017 we generated $166,355 in revenue from oil sales. During the year ended December 31 2016, we generated $107,071 in revenue.

Operating expenses totaled $1,852,294 during the year ended December 31, 2017 as compared to $1,676,826 in the prior year ended December 31, 2016. Operating expenses primarily consisted of lease operating expenses, executive compensation, and general and administrative expenses in the year ended December 31, 2017.

General and administrative fees decreased $284,222 from the year ended December 31, 2016 to the year ended December 31, 2017. This decrease was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees decrease $8,147 from the year ended December 31, 2016 to the year ended December 31, 2017. The increase was primarily due to a decrease in services provided to the Company for accounting, consulting and legal.

Executive compensation increased $68,880 from the year ended December 31, 2016 to the year ended December 31, 2017. The increase was due to a contractual increase in salaries.

Liquidity and Capital Resources

The Company has established a capital budget for 2018 of $6,000,000 to drill up to 15 wells. The Company’s ability to complete this capital budget will be highly dependent on higher oil prices and access to capital.

As of December 31, 2017, we had $838,030 of current assets; of this amount $772,103 was cash. The following table provides detailed information about our net cash flow for all consolidated financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Net cash used in operating activities	$(341,887)	$(1,028,947)
Net cash used in investing activities	(987,876)	(2,045,260)
Net cash provided by financing activities	1,913,073	3,116,445
Net increase in cash	583,310	42,238
Cash, beginning of year	188,793	146,555
Cash, end of year	$772,103	$188,793

Investing activities

Net cash used in investing activities was $987,876 for the year ended December 31, 2017. The net cash used in investing activities consisted primarily of payments for the development of Kern Bluff Oil Field and related facility upgrades.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2017 was $1,913,073. The net cash provided by financing activities substantially consisted of proceeds from a $1,175,000 preferred stock sale, proceeds from a note payable of $605,000, a drilling plan obligation of $700,000, and note repayments totaling $556,927.

As of December 31, 2017, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAGES

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1 – F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS	F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 – F-29

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2017. The evaluation concluded that there is a lack of segregation of duties within the control environment and a lack of formal review procedures, including a multiple level review. Both weaknesses are due to limited personnel.

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

Name	Age	Title	Director Since
Armen Nahabedian	39	Chief Executive Officer, President & Director	8/9/2011
Daniel Szymanski	56	Director	5/3/2011
Philip J. McPherson	43	Chief Financial Officer, Secretary, Treasurer & Director	9/1/2012
Jim Walesa	57	Chairman of the Board	9/1/2014
James Borgna	39	Director	5/3/2011

Armen Nahabedian, 39, President, Chief Executive Officer, and Director: Mr. Nahabedian is a fourth generation oil and gas explorer in the state of California. In 1999, Mr. Nahabedian joined the United States Marine Corp as an infantryman and reached the rank of Corporal (E-4) before serving in operation Iraqi Freedom and receiving an honorable discharge in 2003. Mr. Nahabedian immediately thereafter went to work in the oil fields of the South San Joaquin Valley for his family’s oil company, The Nahabedian Exploration Group. After early success in his exploration efforts Mr. Nahabedian became a regional supervisor and managed the drilling operations for some of the deepest exploratory wells drilled in the state of California from 2004 through 2007. In 2007, Mr. Nahabedian then joined The Nahabedian Exploration Group as a partner and supervised land acquisition efforts (over 750,000 acres leased or optioned) and prospect generation. Mr. Nahabedian continued to act as an operational supervisor and in 2009; he became involved in business development and finance. Acting as the company’s primary fund raiser Mr. Nahabedian educated himself in public financing and securities and with the assistance of an experienced legal team formed Citadel Exploration, Inc. in 2011.

Daniel L. Szymanski, 56, Director: Dan Szymanski comes to the board of Citadel Exploration, Inc. with over 20 years of industry experience, including exploration and production assignments with Tenneco and Chevron, and worldwide exploration with Occidental. Dan served as Manager of Business Development, then Manager-Financial Planning and Analysis at Oxy's Headquarters in LA. His final role at Oxy was Asset Manager for 42 oil and gas fields producing in California’s San Joaquin and Sacramento Valleys. Since 2008, Dan has been a consultant to the oil and gas industry and partner in a seismic data firm. Mr. Szymanski has a Bachelors degree in Geology from the University of Wisconsin and a Masters in Geophysics from Purdue.

Philip J. McPherson, 43, Chief Financial Officer and Director: Mr. McPherson joined Citadel Exploration in September of 2012 with nearly two decades of experience in the capital markets and financial services sectors.  He started his career as a retail stock broker with Mission Capital in 1997 and became partner before it was acquired by oil and gas boutique C. K. Cooper & Company. At C.K. Cooper, Mr. McPherson was a research analyst specializing in small cap exploration & production companies.  In 2007, he joined Global Hunter Securities as a partner and managing director of the energy research group. During his Wall Street career, Mr. McPherson was presented the Wall Street Journal “Best on the Street” Award was named a Zack’s 5-Start Analyst for three consecutive years.  He is a recognized expert on California E&P firms. Mr. McPherson received his Bachelors in Economics from East Carolina University.

James Walesa, 57, Chairman of the Board:  Mr. Walesa has more than three decades of experience in financial services with an emphasis on the energy industry. He started in 1982 with First Investors (FIC) as a registered representative in Chicago and became the youngest vice president in firm history at age 26. He left FIC to form Asset Management & Protection Corporation (AMPC) in May 1988. AMPC started from scratch and today manages over $500 million. Mr. Walesa entered the energy industry in 1992 in the Permian Basin. He and some of his clients were original investors in Basic Energy Services (BAS: NYSE) and Southwest Royalties, now part of Clayton Williams Energy (CWE: NYSE). He is also a founding member of the Offshore Energy Center in Galveston, Texas. Mr. Walesa and AMPC clients continue to provide startup capital for energy related companies and was an original investor in Citadel’s first offering. Mr. Walesa previously served on the board of NASDAQ-traded Financial Assurance and several private companies. He was the Chicago Chairman for the National Multiple Sclerosis Society and is a member of the Alzheimer’s Alois Society in recognition of his leadership and support of the Alzheimer’s Association to prevent and cure dementia related disease.

James Borgna, 39, Director: Mr. Borgna is a third generation oil and gas industry supplier and producer. Mr. Borgna currently owns and operates Grey Energy LLC which supplies production facilities and process equipment in California.  Mr. Borgna specializes in scalable facilities that are fabricated work in-house. Mr. Borgna has supervised the fabrication of oil and gas facilities for many of the major operators in the San Joaquin Basin. Mr. Borgna gained valuable experience with project management, facilities design, and gained familiarity with permitting guidelines and restrictions. Prior to joining his family in the oil and gas industry Mr. Borgna served six years in the United States Navy and achieved the rank of E-5.

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

Corporate Governance

We currently do not have standing audit, nominating and compensation committees of the board of directors, or committees performing similar functions. Until formal committees are established, our entire board of directors perform the same functions as an audit, nominating and compensation committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program

In December of 2017 we formed our Compensation Committee, the Committee is chaired by Dan Szymanski, with James Borgna and James Walesa as members. The Compensation Committee ensures that the total compensation paid to the executives is fair, reasonable and competitive.

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

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

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

Summary Compensation Table

The table below summarizes the total compensation earned by our Executive Officers but does not account for deferred compensation as discussed above, for the last two fiscal years ended December 31, 2017 and 2016.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Armen Nahabedian,	2017	$340,000	-0-	-0-	-0-	-0-	-0-	-0-	$300,000
Chief Executive Officer, President, and Director (1)	2016	$260,000	-0-	-0-	-0-	-0-	-0-	-0-	$260,000

Philip McPherson	2017	$340,000	-0-	-0-	-0-	-0-	-0-	-0-	$300,000
Chief Financial Officer, Secretary, Treasurer, and Director (2)	2016	$260,000	-0-	-0-	-0-	-0-	-0-	-0-	$260,000

(1)	Mr. Nahabedian was appointed Chief Executive Officer, President, and a Director of the Company on August 9, 2011.

(2)	Mr. McPherson was appointed Chief Financial Officer, Secretary, Treasurer, and a Director of the Company on September 1, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 16, 2018 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 45,000,000 shares of common stock outstanding.

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

Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name and address of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned

Common	Armen Nahabedian, Chief Executive Officer, President & Director	4,421,500	9.0%
Common	Daniel L. Szymanski, Chairman of the Board	250,000	1.0%
Common	Philip J. McPherson, CFO & Director	2,030,000	4.0%
Common	James Walesa, Director(2)	5,033,686	11.0%
Common	James Borgna, Director	200,000	0.9%
Common	Kern Bluff Resources, LLC	6,000,000	13.0%
Common	Vahagn Nahabedian	4,000,000	9.0%

	All Beneficial Owners as a Group	21,935,186	49.0%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Parties’ address is care of the Company at 417 31st St. Unit A, Newport Beach, CA 92663

(2)	Includes 3,825,853 shares owned by Cibolo Creek Partners of which Mr. Walesa is a member.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

        During the year ended December 31, 2017, the Company made the following purchases from entities considered related parties; $71,328 for oil field equipment and services from Grey Energy. Grey Energy is owned by James Borgna, who is a member of our Board of Directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth the fees paid or accrued by us for the audit and other services provided by Anton and Chia, LLP for the audit of our annual consolidated financial statements for the year ended December 31, 2016: We have since engaged Malone-Bailey, LLP for the audit of our annual consolidated financial statements for the year ended December 31, 2017:

	Fiscal Year Ended December 31, 2017	Fiscal Year Ended December 31, 2016

Audit Fees(1)	$47,000	$23,550
2014 Re-Audit Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$47,000	$23,550

(1)	Audit Fees: This category represents fees for professional services provided in connection with the audit of our consolidated financial statements and review of our quarterly consolidated financial statements.

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

Not applicable.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The consolidated financial statements listed in the "Index to Consolidated Financial Statements" at page are filed as part of this report.

2.	Consolidated financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	ending	Exhibit	date
3(i)(a)	Articles of Incorporation of Citadel Exploration, Inc.		S-1		3(i)(a)	2/11/10
3(i)(b)	Certificate of Amendment – Name Change – Dated March 3, 2011		8-K		3(i)(b)	3/10/11
3(i)(c)	Certificate of Change – Dated March 3, 2011		8-K		3(i)(c)	3/10/11
3(ii)(a)	Bylaws of Citadel Exploration, Inc.		S-1		3(ii)(a)	2/11/10
10.1	Membership Purchase Agreement and Plan of Reorganization– Dated February 28, 2011		8-K		2.1	3/01/11
10.2	Addendum No. 1 to Membership Purchase Agreement and Plan of Reorganization – Dated April 27, 2011		8-K		2.2	5/3/11
10.3	Letter Agreement – Dated February 22, 2012		8-K		10.1	3/22/12
10.4	Bridge Loan Agreement		8-K		10.4	4/4/14
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.2	Presentation – Dated November 10, 2011		8-K		EX. 99.2	11/15/12
99.3	MHA Reserve Report – Dated March 23, 2018		10-K		EX. 99.3	04/16/18

101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EXPLORATION, INC.

By: /s/Armen Nahabedian

Armen Nahabedian, President

Date: April 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Armen Nahabedian	Chief Executive Officer (Principal Executive Officer), President, and Director	April 16, 2018
Armen Nahabedian

/s/Philip J. McPherson	Chief Financial Officer (Principal Financial Officer) Secretary, Treasurer, and Director	April 16, 2018
Philip J. McPherson

/s/Daniel L. Szymanski	Director	April 16, 2018
Daniel L. Szymanski

/s/James Walesa	Chairman of the Board	April 16, 2018
James Walesa

/s/James Borgna	Director	April 16, 2018
James Borgna

CITADEL EXPLORATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017 AND 2016

PAGES

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1 – F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS	F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 – F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Citadel Exploration, Inc.

We have audited the accompanying consolidated balance sheet of Citadel Exploration, Inc. and subsidiary (“the Company”) as of December 31, 2016 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citadel Exploration, Inc. and subsidiary as of December 31, 2016 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Anton & Chia, LLP

Newport Beach, CA

April 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

Citadel Exploration, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Citadel Exploration and its subsidiaries (collectively, the “Company”) as of December 31, 2017, and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

April 16, 2018

CITADEL EXPLORATION, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$772,103	$188,793
Other receivable	16,540	7,142
Prepaid expenses	29,280	33,436
Product inventory	20,107	4,881
Total current assets	838,030	234,252
Deposits	10,100	9,900
Restricted cash	200,000	245,000
Oil and gas properties (successful efforts basis)
Proved, net	5,018,086	5,039,546
Unproved	1,170,000	1,170,000
Equipment, net	82,969	18,530
Total assets	$7,319,185	$6,717,228

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,220,938	$1,584,258
Accrued interest payable	459,416	780,049
Drilling obligation, net of discount of $126,000	700,000	—
Notes payable, net	579,951	526,880
Preferred stock payable	—	6,514,600
Total current liabilities	3,960,305	9,405,787
Asset retirement obligation	224,380	217,212
Production payment liability, related party	300,000	300,000
	—	—
Total liabilities	$4,484,685	$9,922,999

Commitments and Contingencies – See Note 4

Stockholders' equity/deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized, 44,449,742 and 39,314,004 shares issued and outstanding as of December 31, 2017 and December 31, 2016 respectively	44,450	39,314
Series A Preferred stock, $20.00 par value, 500,000 shares authorized,394,365 shares issued and outstanding as of December 31, 2017	7,887,300	—
Additional paid-in capital	5,691,239	5,790,060
Accumulated deficit	(10,788,489)	(9,035,145)
Total stockholders’ equity (deficit)	2,834,500	(3,205,771)
Total liabilities and stockholders’ equity (deficit)	$7,319,185	$6,717,228

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.

Consolidated Statements of Operations

	For the years
	ended
	December 31,
	2017	2016

Revenue	$166,355	$107,071

Operating expenses:
Lease operating expense	232,081	221,160
General and administrative	246,764	530,986
Depreciation, depletion and amortization	134,619	23,285
Professional fees	201,763	209,910
Executive compensation	651,760	550,879
Dry hole, abandonment, impairment, and exploration	427,353	140,606
Total operating expenses	1,894,340	1,676,826
Other income (expenses):
Gain on settlement of prior year preferred stock liability	50,122	—
Gain – other	4,000	—
Interest expense	(79,481)	(572,025)
Total other income (expenses)	(25,359)	(572,025)

Loss before provision for income taxes	(1,753,344)	(2,141,780)

Provision for income taxes expenses(benefits)	—	(8,279)

Net loss	(1,753,344)	(2,150,059)

Series A preferred stock dividends	(620,347)	—

Deemed dividend, ORRI issued with preferred stock	(442,136)	—

Net loss available to common stockholders	$(2,815,827)	$(2,150,059)

Weighted average number of common shares	40,891,604	39,042,142
outstanding – basic and diluted

Net loss per common share - basic and diluted	$(0.07)	$(0.05)

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.

Consolidated Statements of Stockholder Equity / (Deficit)

	Common		Preferred		Additional		Total
	Stock		Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Amount	Deficit	(Deficit)
Balance at January 1, 2016	38,814,004	$38,814			$5,690,560	$(6,885,086)	$(1,155,712)
Shares issued for cash	500,000	500			99,500		100,000
Net loss						(2,150,059)	(2,150,059)
Balance at December 31, 2016	39,314,004	$39,314			$5,790,060	$(9,035,145)	$(3,205,771)
Preferred shares issued for cash			58,750	1,175,000			1,175,000
Preferred shares issued to settle note payable			5,250	105,000			105,000
Preferred shares issued to settle preferred stock payable			330,365	6,607,300			6,607,300
Common shares issued for special preferred stock dividend	3,101,736	3,102			(3,102)		—
Common shares issued to settle accrued interest on preferred stock	2,034,002	2,034			242,046		244,080
Contribution from related party on preferred stock interest					104,371		104,371
Deemed dividend, overriding royalty interest issued with preferred stock					(442,136)		(442,136)
Net loss						(1,753,344)	(1,753,344)
Balance at December 31, 2017	44,449,742	$44,450	394,365	$7,887,300	$5,691,239	$(10,788,489)	$2,834,500

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.

Consolidated Statements of Cash Flows

	For the years
	Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,753,344)	$(2,150,059)
Depreciation, amortization and accretion	134,619	23,284
Amortization of debt discount	—	5,751
Abandonment and impairment	427,353	—
Gain on settlement of prior year preferred stock liability	(50,122)	—
Changes in operating assets and liabilities:
Decrease (increase) in inventory	(191)	—
Decrease (increase) in other receivable	(9,398)	12,200
Decrease (increase) in prepaid expenses	57,076	(3,566)
Increase in deposits	(200)	—
Decrease in restricted cash	45,000	—
Increase in accrued interest payable	170,640	546,354
Increase in accounts payable and accrued liabilities	636,680	537,089
Net cash used in operating activities	(341,887)	(1,028,947)
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development of oil and gas properties	(981,622)	(2,032,760)
Purchase of equipment	(6,214)	(12,500)
Net cash used in investing activities	(987,876)	(2,045,260)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	—	100,000
Proceeds from sale of preferred stock, net of costs	1,175,000	3,014,600
Proceeds from notes payable	605,000	68,736
Proceeds from drilling liability	700,000	—
Repayments of notes payable	(566,927)	(66,891)
Net cash provided by financing activities	1,913,073	3,116,445
Net increase in cash	583,310	42,238
Cash at beginning of year	188,793	146,555
Cash at end of year	$772,103	$188,793

Supplemental disclosures of cash flow information:
Interest paid	$—	$5,584
Income taxes paid	$2,300	$8,279
Non-cash investing and financing activities:
Preferred shares issued to settle preferred stock payable	$6,607,300	$—
Preferred shares issued to settle note payable	$105,000	$—
Debt Discount from drilling liability	$126,000	$—
Common Stock issued for preferred stock dividend	$3,102	$—
Financing of vehicles	$67,078	$—
Financing of insurance premium	$52,920	$—
Common shares issued to settle accrued interest on preferred stock	$244,080	$—
Deemed dividend, ORRI issued with preferred stock	$442,136	$—
Gain of settlement of prior year preferred stock liability recorded in APIC	$104,371	$—
Conversion of debt to equity	$—	$3,500,000
Asset retirement obligation	$—	$12,264

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

Principles of consolidation

For the years ended December 31, 2017 and 2016, the consolidated financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC.   All significant intercompany balances and transactions have been eliminated.   Citadel Exploration, Inc. and Citadel Exploration, LLC will be collectively referred herein to as the “Company”.

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

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (continued)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and 2016. See Footnote No. 13, “Fair Value of Financial Instruments,” for further information. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Oil and Natural Gas Properties

The Company accounts for our oil and gas exploration and development costs using the successful efforts method. Exploratory well costs are capitalized pending further evaluation of whether economically recoverable reserves have been found.

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

Oil and Natural Gas Properties (continued)

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

Restricted cash

Restricted cash consisted of a blanket bond totaling $200,000. Bonds are required to meet financial bonding requirements in the state of California. The blanket bond, which will cover 50 wells, was purchased in August 2015 following the acquisition of the Kern Bluff Oil Field.

Debt discount

The Company records debt discount as a contra liability account and is presented net of the associated note payable. The discount is amortized over the life on the note payable using the straight line method because the straight line method approximates the effective interest method.

Revenue Recognition

Sales of oil are recognized when the product has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable. We sold to two purchasers during 2017 and one purchaser represents 100% of the Company’s accounts receivable at December 31, 2017.

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

Revenue & Expense Recognition (continued)

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The net operating loss carryforward for the year ended December 31, 2017 is $9,183,185 and the deferred tax asset is $2,979,000. The Company maintains a full valuation allowance for the deferred tax asset of $2,979,000.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2017 and 2016, the Company reviewed its tax positions and determined there were no outstanding, or retroactive

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (continued)

Income taxes (continued)

tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2017 and 2016, no income tax expense has been recorded.

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

Leases

The Company had two types of leases. A capital lease for the financing of vehicles. An operational lease on its steam generator, in which the Company had previously purchased the generator and then sold the generator with an agreement to lease the equipment. Thus, this meets the definition of a sales lease-back arrangement. Since there was no gain or loss from the sale, there is no affect in the income statement.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40), ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The Company evaluated between full retrospective and modified retrospective treatment. The Company decided to use modified retrospective in applying Topic 606. Through April 2018, the Company believes that the accounting pronouncement will not have a material effect on the Company’s consolidated financial statements.

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the exploration stage and, accordingly, has not yet generated significant revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred a net loss for period ended December 31, 2017 of $1,753,344. In addition, the Company’s exploration activities since inception have been financially sustained through debt and equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Note 3 – Prepaid Expenses

As of December 31, 2017 and 2016, the Company had prepaid insurance totaling $29,280 and $33,436 respectively. The prepaid insurance will be expensed on a straight line basis over the remaining life of the insurance policies. During the years ended December 31, 2017 and 2016, the Company recorded $69,971 and $87,788 of insurance expenses. As of December 31, 2017 and 2016, the Company had a prepaid deposit of $5,000 and $5,000 respectively for leased office space.

Note 4 – Commitments and Contingencies

Operating Leases

The Company leases field equipment under a non-cancelable lease arrangement expiring on November 1, 2018. At December 31, 2017, the aggregate future minimum lease payments under this non-cancelable lease agreement are $78,400.

Legal Proceedings

Various lawsuits, claims and other contingencies arise in the ordinary course of the Company’s business activities. While the ultimate outcome of the aforementioned contingencies are not determinable at this time, management believes that any liability or loss resulting therefrom will not materially affect the financial position, results of operations or cash flows of the Company.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution cleanup resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected areas. The Company maintains insurance coverage that is customary in the industry, although the Company is not fully insured against all environmental risks.

The Company is not aware of any environmental claims existing as of December 31, 2017. There can be no assurance, however, that the current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Oil and Gas Properties, Buildings, and Equipment

Oil and natural gas properties consist of the following:

	2017	2016
Oil and Natural Gas:
Proved properties	$3,468,306	$3,751,401
Unproved properties	1,170,000	1,170,000
Facilities	2,244,716	1,443,060
	6,883,022	6,364,461
Less oil property impairment	(562,030)	(140,606)
Less accumulated depreciation, depletion, and amortization	(132,906)	(14,309)
	$6,188,086	$6,209,546

During the year ended December 31, 2017, the Company spent $981,662 to continue to develop the Kern Bluff field and associated facilities.

As an annual process, Citadel reviewed the field to determine if asset impairment is required. If the carrying amount of the asset exceeds the sum of the undiscounted estimated future net cash flows, the Company will recognize impairment expense equal to the difference between the carrying value and the fair value of the asset, which is estimated to be the expected present value of discounted future net cash flows from proved reserves, utilizing a 10% rate of return. This process includes a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. Citadel cannot predict the amount of impairment charges that may be recorded in the future. During the year ended December 31, 2016, the Company reduced the asset value by $140,606 as a result of low oil prices. During the year ended December 31, 2017, the Company reduced the asset value by $427,353 as a result of low oil prices.

Kern Bluff Oil Field

The Kern Bluff Oil Field is comprised of approximately 1,100 acres. The field currently has 15 producing wells and an additional 20 idle well bores.

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Income Taxes

The (benefit) provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2017	2016
Current:
Federal	$—	$—
State	2	8
	2	8
Deferred:
Federal	—	—
State	—	—
	—	—
Total	$2	$8

The components of the net deferred income tax liabilities consist of the following:
	Year Ended December 31,
	2017	2016
Deferred income tax assets:
Equity and deferred compensation	239	272
Net operating loss	1,918	2,728
State net operating loss carry forward	808	689
Other, net	—	—
Total deferred tax assets	2,965	3,689
Valuation allowance	(2,907)	(3,628)
	58	61
Deferred income tax liabilities:
Depreciation and depletion	(58)	(61)
Net deferred income tax liabilities	$—	$—

As of the year ended December 31, 2017, the Company does not have any uncertain tax positions. As of December 31, 2017, we had approximately $9,183,000 in net operating loss carryforwards for each federal and state income tax purposes. The net operating loss carryforward will begin to expire in 20 years if left unused. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has concluded that there is no assurance that the company will have taxable income in the future; therefore 100% of the deferred income tax assets is not recognized.

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Income Taxes (continued)

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which made significant changes to the Internal Revenue Code of 1986, including lowering the maximum federal corporate income tax rate from 35 percent to 21 percent, repealing the corporate alternative minimum tax (AMT), and imposing limitations on the use of net operating losses arising in taxable years beginning after December 31, 2017. Although most of the provisions of the Act are not effective until tax years ending after December 31, 2017, the effects of new legislation are recognized upon enactment in accordance with GAAP. As a result, recognition of the tax effects of the Act is required in the consolidated financial statements for the fiscal year ended December 31, 2017. In accordance with this Act, the Company has calculated its deferred tax asset at December 31, 2017 using the newly enacted corporate tax rate of 21%.

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

Note 7 – Equipment

Equipment as of December 31, 2017 and 2016 are as follows:

	2017	2016
Vehicles	$83,578	$46,072
Website	1,375	1,375
Furniture	10,000	10,000
Computer Equipment	10,380	8,165
Less: Accumulated depreciation	(22,364)	(47,083)
	$82,969	$18,530

Two vehicles were purchased during the year ended December 31, 2017 totaling $73,292. Of this amount, $67,078 was financed and $6,214 was paid in cash. Depreciation expense for the years ended December 31, 2017 and 2016, respectively, was $8,854 and $7,831.

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Notes Payable

Notes payable consists of the following:

	December 31, 2017	December 31, 2016
Note payable to an entity for the financing of insurance premiums, unsecured; 7.75% interest, due March 2018	$14,548	$26,880
Note payable to an entity for the financing of a company vehicle, secured; 4.95% interest, due October 2022	32,351	—
Note payable to an entity for the financing of a company vehicle, secured; 4.95% interest, due November 2022	33,052	—
Two notes payable to investors, unsecured, 10% interest; due March 31, 2017	500,000	500,000

Notes Payable – Total	$579,951	$526,880

During the 2017 period, the Company received proceeds of $605,000 in the form of a note payable. Repayments of notes for year ended December 31, 2017 and 2016, respectively, was $566,927 and $66,891. Interest expense for the year ended December 31, 2017 was $79,481 and relates to notes payable and insurance financing. In 2017, a note of $52,920 was used to finance insurance for the year.

The Company entered into a drilling Joint Venture agreement with investors to drill two exploration wells. The $700,000 drilling liability has an 18% rate of return due to the investor and as such, the Company has booked a debt discount of $126,000 and will be amortized over the next 18 months. The term is an estimate based on when management expects this liability to be fully settled.

Interest expense for the year ended December 31, 2016 was $572,025. Of that amount $566,273 relates to preferred stock, notes payable and insurance financing and $5,751 is amortization of debt discount. In 2016, a note of $68,736 was used to finance insurance for the year. The two notes totaling $500,000 matured in 2017 and are in default as of December 31, 2017. In 2018, due to the refinancing disclosed in the subsequent events, the default status has been rectified.

Note 9 – Production Payment Liability

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

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Asset Retirement Obligations (AROs)

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

The following table summarizes the activity for the Company's abandonment obligations:

	Year Ended December 31,
	2017	2016
Beginning balance at January 1	$217,212	$198,279
Liabilities incurred from property acquisition	—	12,264
Accretion expense	7,168	6,669
Ending balance at December 31	$224,380	$217,212

Note 11 – Stockholders’ Equity

The Company is authorized to issue 300,000,000 shares of its $0.001 par value common stock.

In March of 2016, the Company approved the sale of up to 500,000 shares of Series A Convertible Participating Preferred Stock. The following are terms of the Series A Convertible Participating Preferred Stock:

1.	Series A – Senior to Common Stock
2.	Three-Year Term – Series a Convertible at any time at the holder’s discretion, during the three year-term. Issuer, Citadel Exploration, Inc., can only force convert Series A, if the company’s common stock trades at $1.00 or more for 90 consecutive days.
3.	Convertible into Citadel Exploration, Inc. common stock at a term of 1 share of preferred par value $20.00 to 100 shares of Common Stock par value $0.001 – implied conversion rate of $0.20 per share.
4.	10% Coupon, $2.00 per share, paid in semi-annual installments at $1.00 per share and payable in cash or payment in kind of additional Series A Convertible Participating Preferred Stock during first year.
5.	2% Over Riding Royalty Interest (ORRI) on the Kern Bluff Oil Field until conversion into common stock. Upon conversion, ORRI will be reduced to 1% in perpetuity.
6.	Royalty to be paid on a quarterly basis, starting at 90 days after the close of the offering.
7.	There is no redemption right by the company or the shares holders

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Stockholders’ Equity (continued)

The Company sold 175,000 shares of Series A Convertible Participating Preferred Stock to convert its $3,500,000 related party note payable to preferred stock. In addition, the Company has sold 21,250 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $425,000 through March 31, 2016.

A 2% overriding royalty interest was issued in conjunction with the Series A Convertible Participating Preferred Stock. That value of $442,136 reduces the Company’s proved property valuation.

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

In October of 2016, the Company sold 10,350 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $207,000.

In November of 2016, the Company sold 29,330 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $586,600.

In December of 2016, the Company sold 13,300 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $266,000.

As detailed above in the related 2016 issuances, the Company issued 330,365 shares of Series A Convertible Participating Preferred stock to settle the 2016 preferred stock payable in the amount of 6,607,300.

In March of 2017, the Company sold 10,000 shares of Series A Convertible Participating Preferred Stock payable in cash in the amount of $200,000.

In March of 2017, the Company issued 2,034,002 common shares as a special dividend to Series A Preferred Shareholders to settle accrued interest on preferred stock during the 2016 offering period of the Series A totaling $244,080. A gain occurred on the issuance which totaled $50,122.

In June of 2017, the Company sold 13,750 shares of Series A Convertible Participating Preferred Stock payable in cash in the amount of $275,000.

In September of 2017, the Company sold 22,500 shares of Series A Convertible Participating Preferred Stock payable in cash in the amount of $450,000.

In October of 2017, the Company issued 5,250 shares of Series A Convertible Participating Preferred Stock as payment to settle note payable in the amount of $105,000.

In December of 2017, the Company sold 12,500 shares of Series A Convertible Participating Preferred Stock payable in cash in the amount of $250,000.

In December of 2017, the Company issued 3,101,736 shares of common stock as payment for dividend on the Series A Preferred Stock during 2017 totaling $3,102.

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Stock Option Plan

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

The following is a summary of the status of all of the Company’s stock options as of December 31, 2017 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2016	9,500,000	$0.20	$—	5.26
Exercisable at January 1, 2016	7,902,000	$0.20	$—	4.00
Granted		$0.00	$—	—
Exercised	—	$0.00	$—	—
Cancelled	—	$0.00	$—	—
Outstanding at December 31, 2016	9,500,000	$0.20	$—	5.26
Exercisable at December 31, 2016	7,902,000	$0.20	$—	4.00
Granted		$0.00	$—
Exercised	—	$0.00	$—	—
Cancelled	—	$0.00	$—	—
Outstanding at December 31, 2017	9,500,000	$0.20	$—	4.30
Exercisable at December 31, 2017	9,500,000	$0.20	$235,000	3.26

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Warrants

In March 2014, the Company closed on a $500,000 180-day bridge loan with two investors. The loans bear interest of 10%. Additionally, the investors were granted a total of 500,000 stock warrants to purchase stock at $1.00 per share for a period of two years valued at $147,102. The total fair value of these warrant at the date of grant was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.45%, a dividend yield of 0% and expected volatility of 333%. In September of 2014, the maturity date of this bridge loan was extended by 30 days; in return the exercise price of the warrant was reduced to $0.34 per share, with the original two year term remaining. Due to the change in the terms of the warrants, the Company recalculated the value of the warrants to be $85,325. Accordingly, the Company recognized a gain on the extinguishment of $73,573. In December of 2015, the maturity date of this bridge loan was extended until September 30, 2016, in return the exercise price of the warrant was reduced to $0.20 and the term of the warrants also extended to until September 30, 2016. At September 30, 2016, the maturity date was further extended to March 31, 2017. The exercise price of the warrant did not change during the extension to March 31, 2016. The warrants have expired as of period ended March 31, 2017.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2017 and changes during the period ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2016	500,000	$ 0.20	0.75
Granted	—	$ 0.00	—
Exercised	—	$ 0.00	—
Cancelled	—	$ 0.00	—
Outstanding at December 31, 2016	500,000	$ 0.20	0.25
Exercisable at December 31, 2016	500,000	$ 0.20	0.25
Granted	—	$ 0.00	—
Exercised	—	$ 0.00	—
Cancelled	—	$ 0.00	—
Forfeited	500,000	$ 0.20	0.00
Outstanding at December 31, 2017	—	$ 0.00	0.00
Exercisable at December 31, 2017	—	$ 0.00	0.00

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

During the year ended December 31, 2017 and December 31, 2016, Jim Walesa and Cibolo Creek Partners invested a total of $3,700,000 and $630,000 into the Company’s Series A Preferred Shares. During 2017, the Company has issued Jim Walesa and Cibolo Creek Partners a total of 2,413,867 shares in common stock.

During the year ended December 31, 2017 and December 31, 2016, the Company made the following purchases in the amount of $71,328 and $227,903, respectively, from an entity considered a related party for oil field equipment and services from Grey Energy. Grey Energy is owned by James Borgna, who is a member of our Board of Directors.

Note 15 – Subsequent Events

In February of 2018, we sold an additional 1,250 shares of Series A Preferred Stock for cash proceeds of $25,000.

In February of 2018, we issued 550,262 shares of our common stock to vendors for services in 2017, including accounting and oil field work.

In March of 2017, we closed on a $3,000,000 Senior Secured Debt Facility, which is secured by a Deed of Trust on the Kern Bluff Oil Field, with a Tranche A closing of $1,750,000. The facility has a one-year term, bears 10% interest and includes one five-year warrant at $0.10 per share for every $2.00 drawn. As such we issued 875,000 warrants reflecting the Tranche A draw. Future draws are at the discretion of the lender.

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Supplemental Information about Oil & Natural Gas Producing Activities (Unaudited)

The Company’s oil and natural gas reserves are attributable solely to properties within the United States.

Capitalized Costs

	December 31,
	2017	2016
Oil and natural gas properties:	(in thousands)
Proved properties	$3,513	$3,751
Unproved properties	1,170	1,170
Facilities	2,200	1,443
Total oil and natural gas properties	6,883	6,364
Less oil property impairment	(562)	(141)
Less accumulated depreciation, depletion and amortization	(133)	(14)
Net oil and natural gas properties capitalized	$6,188	$6,209

Costs Incurred for Oil and Natural Gas Producing Activities

	Year Ended December 31,
	2017	2016	2015
Acquisition costs:	(in thousands)
Proved properties	$—	$—	$1,200
Unproved properties	—	—	1,170
Development costs	344	2,171	944
Total	$344	$2,171	$3,314

Reserve Quantity Information

The following information represents estimates of the Company’s proved reserves as of December 31, 2017, which have been prepared and presented under SEC rules. These rules require SEC reporting companies to prepare their reserve estimates using specified reserve definitions and pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The pricing that was used for estimates of the Company’s reserves as of December 31, 2017 was based on an unweighted average 12-month average WTI posted price per Bbl for oil as set forth in the following table:

	Year Ended December 31,
	2017	2016	2015
Oil (per Bbl)	$45.94	$35.53	$44.62

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

The following table provides a roll forward of the total proved reserves for the years ended December 31, 2017, 2016, and 2015, as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year:

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Supplemental Information about Oil & Natural Gas Producing Activities (Unaudited)(continued)

	Year Ended December 31, 2017
	Crude Oil	Natural Gas
	(Bbls)	(Mcf)	Boe
	(in thousands)
Proved Developed and Undeveloped Reserves:
Beginning of the year	1,160	—	1,160
Extensions and discoveries	—	—	—
Revisions of previous estimates	78	—	78
Purchases of reserves in place		—
Divestures of reserves in place	—	—	—
Production	(4)	—	(4)
End of the year	1,234	—	1,234

Proved Developed Reserves:
Beginning of the year	240	—	240
End of the year	281	—	281

Proved Undeveloped Reserves:
Beginning of the year	920	—	920
End of the year	952	—	952

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

The estimates of future cash flows and future production and development costs as of December 31, 2017, 2016, and 2015 are based on the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	December 31,
	2017	2016	2015
	(in thousands)
Future cash inflows	$56,674	$41,220	$63,111
Future development costs	(9,350)	(8,785)	(13,141)
Future production costs	(29,232)	(25,567)	(34,494)
Future income tax expenses	(1,521)	(860)	(2,974)
Future net cash flows	16,571	6,008	12,502
10% discount to reflect timing of cash flows	(6,871)	(2,927)	(5,395)
Standardized measure of discounted future net cash flows	$9,700	$3,081	$7,107

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Supplemental Information about Oil & Natural Gas Producing Activities (Unaudited)(continued)

In the foregoing determination of future cash inflows, sales prices used for oil and natural gas for December 31, 2017, 2016, and 2015, were estimated using the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for each month. Prices were adjusted by lease for quality, transportation fees and regional price differentials. Future costs of developing and producing the proved gas and oil reserves reported at the end of each year shown were based on costs determined at each such year-end, assuming the continuation of existing economic conditions. Future income tax expenses are computed by applying the appropriate year-end statutory income tax rates to the estimated future pre-tax net cash flows relating to proved oil and natural gas reserves, less the tax bases of the properties involved. The future income tax expenses give effect to income tax deductions, credits, NOL’s and allowances relating to the proved oil and gas reserves. All cash flow amounts, including income taxes, are discounted at 10%.

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

Changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Standardized measure of discounted future net cash flows at the beginning of the year	$3,081	$7,107	$--
Sales of oil and natural gas, net of production costs	(66)	(5)	--
Purchase of minerals in place	--	--	7,107
Divestiture of minerals in place	--	--	--
Extensions and discoveries, net of future development costs	--	--	--
Previously estimated development costs incurred during the period	334	--	--
Net changes in prices and production costs	4,826	8,927	--
Changes in estimated future development costs	(324)	4,356	--
Revisions of previous quantity estimates	1,896	(21,886)	--
Accretion of discount	267	2,468	--
Net change in income taxes	(314)	2,114	--
Net changes in timing of production and other	--	--	--
Standardized measure of discounted future net cash flows at the end of the year	$9,700	$3,081	$7,107