Form 10-Q
period 2018-03-31
Citadel Exploration, Inc.
filed 2018-05-21
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________________________________________

Form 10-Q

___________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 21, 2018 was 45,000,000 shares.

CITADEL EXPLORATION, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets:
Cash	$251,271	$772,103
Other receivable	98,960	16,540
Prepaid expenses	5,296	29,280
Product inventory	20,107	20,107
Total current assets	375,634	838,030

Deposits	10,100	10,100
Restricted cash	200,000	200,000
Oil and gas properties (successful efforts basis) Proved, net	5,898,620	5,018,086
Unproved	1,170,000	1,170,000
Fixed asset, net	77,879	82,969

Total assets	$7,732,233	$7,319,185

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,995,694	$2,220,938
Accrued interest payable	240,377	459,416
Drilling obligation, net of discount of $105,000 and $126,000 as of March 31, 2018 and December 31, 2017 respectively	721,000	700,000
Notes payable, net	1,659,010	579,951
Total current liabilities	4,616,081	3,960,305

Asset retirement obligation	239,849	224,380
Production payment liability	300,000	300,000

Total liabilities	5,155,930	4,484,685

Stockholders' equity (deficit):

Common stock, $0.001 par value, 300,000,000 shares authorized, 45,000,000 and 44,449,742 shares issued and outstanding as of March 31, 2018 and December 31, 2017 respectively	45,000	44,450
Series A Preferred stock, $20.00 par value, 500,000 shares authorized, 395,615 and 394,365 shares issued and outstanding as of March 31, 2018 and December 31, 2017 respectively	7,912,300	7,887,300
Additional paid-in capital	5,959,407	5,691,239
Accumulated deficit	(11,340,404)	(10,788,489)
Total stockholders' equity (deficit)	2,576,303	2,834,500

Total liabilities and stockholders' equity (deficit)	$7,732,233	$7,319,185

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months
	ended
	March 31,
	2018	2017

Revenue	$212,554	$36,925
Operating expenses:
Lease operating expense	285,796	48,681
General and administrative	73,126	65,282
Depreciation, amortization	133,426	8,097
Professional fees	80,645	63,148
Executive compensation	180,000	154,590
Total operating expenses	752,993	339,798

Other expenses:
Interest expense	(11,476)	(25,332)
Total other expenses	(11,476)	(25,332)
Loss before credit for income taxes	(551,915)	(328,205)
Income tax benefit	—	112
Net loss before provision for income taxes	$(551,915)	$(328,093)

Series A preferred stock dividends	(194,789)
Net loss available to common stockholders	$(746,704)	$(328,093)

Weighted average number of common shares - outstanding - basic and diluted	44,718,759	39,087,342
Net loss per share – basic and diluted	$(0.02)	$(0.01)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months
	Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(551,915)	$(328,093)
Depreciation, depletion and amortization	133,426	8,097
Stock based preferred stock interest expense	—	406,800
Stock based compensation expense	90,051	—
Changes in operating assets and liabilities:
Decrease (increase) in other receivable	(82,420)	(703)
Decrease (increase) in prepaid expenses	23,984	10,199
Increase (decrease) in accrued interest payable	10,349	(382,208)
Increase (decrease) in accounts payable and accrued payables	(131,492)	115,666
Net cash used in operating activities	(508,017)	(170,242)
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development of oil and gas properties	(1,039,413)	(172,307)
Purchase of equipment	—	(2,215)
Cash received from disposal of O&G asset	100,215	—
Asset retirement obligation	—	12,264
Net cash used in investing activities	(939,198)	(162,258)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock, net of costs	25,000	200,000
Proceeds from notes payable	920,612	—
Repayments of notes payable	(19,229)	(20,622)
Net cash provided by financing activities	926,383	179,378
Net increase in cash, cash equivalents, and restricted cash	(520,832)	(153,122)
Cash, cash equivalents, and restricted cash at beginning of year	972,103	433,793
Cash, cash equivalents, and restricted cash at end of the period	$451,271	$280,672

Supplemental disclosures of cash flow information:
Interest paid	—	—
Income taxes paid (credit)	—	$(112)
Non-cash investing and financing activities:		—
Shares issued to pay off bonus payable	20,000
Debt Discount from senior secured credit facility	158,667	—
Asset retirement obligation	12,128	—
O&G property purchased still in AP	26,248	—
Non-cash addition of senior loan facility for payment of San Benito litigation	100,000	—
Accrued interest payable rolled over to senior loan facility	229,388	—
Conversion from preferred stock issuable	—	$6,514,600
Issuance for preferred stock for services	—	$92,700

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 and notes thereto included in the Company’s 10-K annual report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Principles of consolidation

The consolidated financial statements include the accounts of Citadel Exploration, Inc., Citadel Exploration, LLC and Citadel Kern Bluff, LLC, the Company’s wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. Citadel Exploration, Inc., Citadel Exploration, LLC and Citadel Kern Bluff, LLC will be collectively referred herein to as the “Company”.

Nature of operations

Currently, the Company is focused on the acquisition and development of oil and gas properties in California.

Impairment

The Company evaluates the impairment of its proved oil and natural gas properties on a field-by-field basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying values of proved properties are reduced to fair value when the expected undiscounted future cash flows are less than net book value. The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. As of March 31,2018, management believes that no impairment indicators exist.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of March 31, 2018 and December 31, 2017.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements ASC 606 and ASC 230 through March 31, 2018 and believes that none of them will have a material effect on the Company’s consolidated financial statements. In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASI 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 05-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readdress of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods to retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, “Revenue from Contracts with Customers (Topic 0): Deferral of the Effective Date,” which was issued by the FASB in August 2015 and extended to the original date by one year.

Disaggregation of revenue

The Company does not disaggregate revenue, as all revenue is generated from oil at one property located in California. Revenue for the three months ending March 31, 2018 and 2017 was $212,554 and $36,925.

In November of 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash” (“ASU 2016-18). The update is effective for fiscal years beginning after December 15, 201, including interim reporting periods within those fiscal years. Early adoption is permitted. The purpose of Update NO. 2016-18 is to clarify guidance and presentation related to restricted cash in the statement of cash flows. The amendment requires beginning of period and end of period total amounts shown on the statement of cash flows to included cash and cash equivalents as well as restricted cash and restricted cash equivalents. The Company has evaluated the impact and timing of the adoption of ASU 2016-18 and has concluded it will not have a material impact on its consolidated financial statements.

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred a net loss in the amount of $551,915 for the period ended March 31, 2018. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing. There can be no assurance that the Company will be successful to raise sufficient cash to operate over the 12 months immediately following the issuance of its financial reports.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – OIL AND GAS PROPERTIES

Oil and natural gas properties, buildings and equipment consist of the following:

	March 31, 2018 (unaudited)	December 31, 2017
Oil and Natural Gas:
Proved properties	$4,388,372	$3,468,306
Unproved properties	1,170,000	1,170,000
Facilities	2,297,724	2,244,716
	7,860,596	6,883,022
Less oil property impairment	(562,030)	(562,030)
Less accumulated depreciation, depletion, and amortization	(225,446)	(132,906)
	$7,068,620	$6,188,086

Total accumulated depreciation and depletion totaled $225,446 and $132,906, respectively, as of March 31, 2018 and December 31, 2017. For the period ending March 31, 2018 and March 31, 2017 total depreciation and depletion expense totaled $92,540 and $1,309, respectively.

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 4 – RESTRICTED CASH

Restricted cash consists of one bond totaling $200,000 as of March 31, 2018. This bond was required in the normal course of business in the oil and gas industry. The bond totaling $200,000 was purchased in August 2015 following the acquisition of the Kern Bluff Oil Field. This was a blanket bond, which will cover 50 wells.

NOTE 5 – DEPOSITS

The Company had deposits at March 31, 2018 and December 31, 2017 totaling $10,100 for both years.

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2018 (unaudited)	December 31, 2017
Note payable to an entity for the financing of insurance premiums, unsecured; 7.75% interest, due March 2018	$(1,327)	$14,548
Debt Discount	$(151,713)	—
Senior Secured Facility Loan 10% interest; due March 31, 2019.	1,750,000
Chandler/Lloyd Trust-Notes Payable	—	500,000
Note payable to an entity for the financing of a company vehicle, secured; 4.95% interest, due October 2022	30,606	32,351
Note payable to an entity for the financing of a company vehicle, secured; 4.95% interest, due November 2022	31,444	33,052
Total – Notes Payable	$1,659,010	$579,951

In March of 2018, the Company closed on a $3,000,000 senior secured credit facility. The facility bears 10% interest and has a one-year term. For every two dollars drawn on the facility, the investor receives one five-year warrant to purchase common stock at a price of $0.10. The Company has drawn down $1,750,000 on the facility and issued 875,000 warrants. The warrants were valued using the relative fair value and the amount recorded as a debt discount amortized over the life of the line of credit using effective interest method. Future drawdowns are at the discretion of the lender. The senior secured facility is secured by a deed of trust on the Kern Bluff Oil Field. Proceeds from the first draw where used to retire the previous bridge loan and accrued interest. The balance was used for general corporate purposes, including the drilling of a well.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 300,000,000 shares of its $0.001 par value common stock.

The Company is authorized to issue 500,000 shares of Series A Convertible Participating Preferred Stock.

In February of 2018, we sold an additional 1,250 shares of Series A Convertible Participating Preferred Stock for cash proceeds of $25,000.

In February of 2018, we issued 550,262 shares of our common stock valued at $.20 to vendors for services in 2017, including accounting and oil field work.

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 – STOCK OPTION PLAN

The following is a summary of the status of all of the Company’s stock options as of March 31, 2018 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding as of December 31, 2017	9,500,000	$0.20	3.26
Granted	—	$0.00	—
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Outstanding as of March 31, 2018	9,500,000	$0.20	3.01
Exercisable at March 31, 2018	9,500,000	$0.20	3.01

NOTE 9 – WARRANTS

In March 2018, the Company closed on a $3,000,000 Senior Secured Credit Facility. The Company drew down $1,750,000 at close. As per the terms of the facility, the Company issued 875,000 warrants to the lender. The warrants were valued using the relative fair value and the amount recorded as a debt discount amortized over the life of the line of credit using effective interest method

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2017	—	$0.00	—
Granted	875,000	$0.10	5.0
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Total Outstanding at March 31, 2018	875,000	$0.10	4.96
Exercisable at March 31, 2018	875,000	$0.10	4.96

NOTE 10 – RELATED PARTY TRANSACTIONS

During the period the Company purchased $108,092 of equipment from Grey Energy. Grey Energy is owned by one of the Company’s Board of Directors. As of the end of the period, the Company had a production payment liability of $300,000 outstanding to a related party.

NOTE 11 – DRILLING OBLIGATION

The Company entered into a joint venture agreement with investors to drill two wells in the fourth quarter of 2017. The $700,000 liability has an 18% rate of return. The Company originally booked a debt discount of $126,000 and will be amortized over the next 18 months. During the period the company amortized $21,000 of the debt discount.

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

On July 31, 2015 Citadel acquired approximately 1,100 acres of leases, production facilities and equipment that encompassed the Kern Bluff Oil Field. As consideration for this acquisition Citadel issued 6,000,000 shares of common stock and paid $2,000,000 in cash. The transaction was financed via a $3,500,000 one-year term loan from Cibolo Creek Partners, of Midland Texas. In March of 2016, Cibolo Creek Partners converted the $3,500,000 term loan into Series A Convertible Participating Preferred Stock.

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

In July of 2016, Citadel completed its facility upgrades; the new facilities have production capacity of 500 BOPD. Citadel drilled three wells in June of 2016 and returned to production 9 idle wells.

 In December of 2017, Citadel completed the installation of a 25MM BTU steam generator. The oil and Kern Bluff is characterized as heavy oil, therefore requiring stimulation via steam injection. This steam generator has capacity of over 1,400 barrels of steam per day (BOSPD) which will allow the Company to steam approximately 50 wells per year.

In February of 2018, Citadel completed the drilling of three new wells. The company currently has approximately 14 wells on production and has seen field wide production increase from approximately 20 barrels per day to approximately 100 barrels per day.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown on the accompanying consolidated financial statements, the Company has incurred an accumulated deficit in the amount of $11,340,404 as of March 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2018 and March 31, 2017

During the three-month period ended March 31, 2018 we generated $212,554 from the sale of oil. During the three-month period ended March 31, 2017 we generated $36,925 from the sale of oil.

Operating expenses totaled $752,993 during the three-month period ended March 31, 2018 which was an increase over the period ended March 31, 2017. Operating expenses consisted of lease operating expense, general and administrative costs, amortization and depreciation, professional fees, and executive compensation. The increase consisted primarily of an increase in lease operating expenses. During the period ended March 31, 2017 the Company's operating expense totaled $339,798.

General and administrative fees increased from $65,282 to $73,126 from the three-month period ended March 31, 2017 to the three-month period ended March 31, 2018. This increase was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees increased from $63,148 to $80,645 from the three-month period ended March 31, 2017 to the three-month period ended March 31, 2018. The increase was primarily due to services provided to the Company for accounting, consulting and legal.

Executive compensation increased from $154,900 to $180,000 from the three-month period ended March 31, 2017 to the three-month period ended March 31, 2018. The increase was due to the salary increase based upon the employment agreement.

Liquidity and Capital Resources

The Company has established a capital budget for 2018 of $6,000,000 to return to production up to 10 wells and drill up to 20 vertical wells and 1 horizontal well. The Company’s ability to complete this capital budget will be highly dependent on higher oil prices and access to capital.

As of March 31, 2018, the Company had $375,634 of current assets; of this amount $251,271 was cash. The following table provides detailed information about the net cash flow for the quarters ended March 31, 2018 and March 31, 2017 as presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(508,017)	$(170,241)
Net cash used in investing activities	(939,198)	(162,258)
Net cash provided by financing activities	926,383	179,378
Net change in cash	(520,832)	(153,122)
Cash, cash equivalent and restricted cash, beginning of period	972,103	433,793
Cash, cash equivalent and restricted cash end of period	$451,271	$280,672

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in investing activities consisted of drilling expenses and facility upgrades on oil and gas properties of $939,198 on the Company’s properties.

Financing activities

The net cash provided by financing activities consisted of proceeds from the preferred stock offering, net of offering costs, totaling $25,000 and a new senior secured credit facility of $3,000,000 of which $1,750,000 was drawn, the Company also repaid notes totaling $500,000.

As of March 31, 2018, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

Without cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully develop our Kern Bluff Oil Field, and or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We received notice on or about July 10, 2013 that the Center for Biological Diversity (“CBD”) had filed a law suit against the County of San Benito regarding the approval of Project Indian which is described more fully, above, as the “Case”. The Board of Supervisors voted 50 in favor of our application to drill 15 exploration wells on our Project Indian lease. The Court approved the petition in a judgment entered on September 4, 2014, and ruled that Citadel was required to obtain an environmental impact report before commencing Project Indian. Thereafter, the Court awarded the petitioner $347,969 as attorney’s fees and costs against the County of San Benito and Citadel, jointly and severally. The Company has requested a dismissal of its appeal of this decision which was granted as the Court required the Company to post a bond in which it was unable to qualify for. In October of 2015, the company paid $92,693 to the Center for Biological Diversity for a share of the attorney’s fees and costs outstanding which satisfied the judgment for attorney’s fees and costs in full. In October of 2015, the company entered into a summary judgement with the County of San Benito to pay $262,500 in related costs of the CBD litigation. The company is required to pay $25,000 per quarter for the next six quarters and a lump sum payment of the remaining balance in the first quarter of 2018. The Company made the final payment of $100,000 on March 19, 2018 which puts an end to this legal matter.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A. to Part I of Form 10-K for the year ended December 31, 2017 (filed April 16, 2018) to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances pursuant to Subscription Agreements

In March of 2017, the Company filed the appropriate paperwork with the State of Nevada, authorizing the issuance of up to 500,000 shares of Series A Preferred Stock, 500,000 shares of Series B Preferred Stock and 500,000 shares of Series C Preferred Stock. The company also increased the authorized amount of common shares from 100,000,000 to 300,000,000. As of March 31st, 2018, we have issued 395,615 of Series A Preferred Shares, and zero shares of Series B or C.

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

Option Grants

Our option grants are described in Form 10-K for the year ended December 31, 2017 (filed April 16, 2018) to which reference is made herein.

Subsequent Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended March 31, 2018.

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

Our employment agreements with executive officers are described in Form 10-K for the year ended December 31, 2017 (filed April 1, 2018) to which reference is made herein.

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

CITADEL EXPLORATION, INC.

Date: May 21, 2018	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)