Form 10-Q
period 2018-06-30
Citadel Exploration, Inc.
filed 2018-08-13
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________________________________________

Form 10-Q

___________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 13, 2018 was 45,000,000 shares.

CITADEL EXPLORATION, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets:
Cash	$19,377	$772,103
Other receivable	126,962	16,540
Prepaid expenses	88,161	29,280
Product inventory	—	20,107
Total current assets	234,500	838,030

Deposits	35,100	10,100
Restricted cash	200,000	200,000
Oil and gas properties, net (successful efforts basis)
Proved	5,887,316	5,018,086
Unproved	1,170,000	1,170,000
Fixed assets, net	75,147	82,969

Total assets	$7,602,063	$7,319,185

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,175,964	$2,220,938
Accrued interest payable	284,613	459,416
Drilling obligation, net of discount of $84,000 and $126,000 as of June 30, 2018 and December 31, 2017 respectively	707,129	700,000
Notes payable, net	1,752,431	579,951
Total current liabilities	4,920,137	3,960,305

Asset retirement obligation	243,284	224,380
Related party production payment liability	300,000	300,000

Total liabilities	5,463,421	4,484,685

Stockholders' equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 45,000,000 and 44,449,742 shares issued and outstanding as of June 30, 2018 and December 31, 2017 respectively	45,000	44,450
Series A Preferred stock, $20.00 par value, 500,000 shares authorized, 395,615 and 394,365 shares issued and outstanding as of June 30, 2018 and December 31, 2017 respectively	7,912,300	7,887,300
Additional paid-in capital	5,959,407	5,691,239
Accumulated deficit	(11,778,065)	(10,788,489)
Total stockholders' equity (deficit)	2,138,642	2,834,500

Total liabilities and stockholders' equity (deficit)	$7,602,063	$7,319,185

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months		For the six months
	ended		ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$299,989	$49,723	$512,542	$86,648
Operating expenses:
Lease operating expense	150,546	74,094	436,342	122,775
General and administrative	71,513	52,907	144,639	118,189
Depreciation, depletion and amortization	166,826	10,024	272,298	18,122
Professional fees	61,642	59,969	142,286	123,117
Executive compensation	180,000	152,295	360,000	306,885
Total operating expenses	630,52 7	349,289	1,355,565	689,088

Loss from operations	(330,538)	(299,566)	(843,023)	(602,440)
Other expenses:
Interest expense	(107,123)	(349,235)	(146,553)	(374,567)
Total other expenses	(107,123)	(349,235)	(146,553)	(374,567)
Loss before provision for income taxes	(437,661)	(648,801)	(989,576)	(977,007)
Income tax benefit	—	—	—	(112)
Net Loss	$(437,661)	$(648,801)	$(989,576)	$(976,895)

Series A preferred stock dividends	(197,266)	—	(392,055)	—
Net loss attributable to common stockholders	$(634,927)	$(648,801)	$(1,381,631)	$(976,895)

Weighted average number of common shares - outstanding - basic and diluted	45,000,000	40,336,620	44,863,194	40,336,620
Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.02)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months
	Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(989,576)	$(976,895)
Depreciation, depletion and accretion	272,298	18,122
Amortization of debt discount	88,622	—
Preferred stock dividend expense	—	406,800
Stock based compensation expense	90,051	—
Changes in operating assets and liabilities:
Decrease (increase) in other receivable	(110,422)	(10,315)
Decrease (increase) in prepaid expenses	10,814	(40,398)
Increase (decrease) in deposits	(25,000)	—
Increase (decrease) in accrued interest payable	54,585	(33,170)
Increase (decrease) in accounts payable and accrued payables	75,026	218,644
Net cash used in operating activities	(533,602)	(417,212)
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development of oil and gas properties	(1,219,186)	(229,129)
Cash received from disposal of O&G asset	131,240	—
Purchase of equipment	(6,749)	(2,215)
Net cash used in investing activities	(1,094,695)	(231,344)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock, net of costs	25,000	475,000
Proceeds from notes payable	920,612	67,552
Repayments to drilling liability	(34,871)	—
Repayments of notes payable	(35,170)	(46,994)
Net cash provided by financing activities	875,571	495,558
Net increase in cash, cash equivalents, and restricted cash	(752,726)	(152,998)
Cash and restricted cash at beginning of year	972,103	433,793
Cash and restricted cash at end of the period	$219,377	$280,795

Supplemental disclosures of cash flow information:
Reclass of inventory to O&G properties	20,107	—
Income taxes paid (credit)	—	(112)
Non-cash investing and financing activities:
Insurance premium financing	69,695	—
Shares issued to pay off bonus payable	20,000	—
Debt Discount from senior secured credit facility	158,667	—
Asset retirement obligation	12,128	—
Non-cash addition of senior loan facility for payment of San Benito litigation	100,000	—
Accrued interest payable rolled over to senior loan facility	229,388	—
Conversion from preferred stock issuable	—	$6,514,600
Issuance for preferred stock for services	—	$92,708
Issuance of common stock for preferred stock interest	—	$406,800

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and notes for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company for the period ended June 30, 2018 and notes thereto included in the Company’s 10-K annual report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

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

Impairment

The Company evaluates the impairment of its proved oil and natural gas properties on a field-by-field basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying values of proved properties are reduced to fair value when the expected undiscounted future cash flows are less than net book value. The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. As of June 30, 2018, management believes that no impairment indicators exist.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. The accounting policies most affected by management’s estimates and assumptions are the following. The reliance on estimates of proved reserves to compute the provision for depreciation, depletion and amortization and to determine the amount of any impairment of proved properties. The valuation of unproved acreage and proved crude oil and natural gas properties to determine the amount of any impairment of crude oil and natural gas properties. Judgement regarding the productive status of in-progress exploratory wells to determine the amount of any provision for abandonment and estimates regarding abandonment liabilities.

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

Reclassification and comparative figures

Certain reclassifications have been made to conform the prior period’s financial information to the current period’s presentation. These reclassifications had no effect on previously reported net loss or accumulated deficit.

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of June 30, 2018 and December 31, 2017.

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

Disaggregation of revenue

The Company does not disaggregate revenue, as all revenue is generated from oil at one property located in California. Revenues for the three months ending June 30, 2018 and 2017 was $299,989 and $49,723. Revenues for the six months ending June 30, 2018 and 2017 was $512,542 and $86,648.

Recent accounting pronouncements

In May 2014, the FASB issued ASC updated No. 2014-09, Revenue from Contracts with Customers (Topic 606 (ASU 2014-09). Under the amendments in this update, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2017 and supersedes any previous revenue recognition guidance. Implementation of Topic 606 was done using the modified retrospective approach. Adoption of this new standard did not have an impact on the Company’s balance sheet, statement of operations, statement of stockholders’ equity or statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The update is effective for years beginning December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The purpose of Update 216-18 is to clarify guidance and presentation related to restricted cash in the Statements of Cash Flows. The amendment requires beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. Adoption of this new standard did not have a material impact on the Company’s financial statements.

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing. There can be no assurance that the Company will be successful to raise sufficient cash to operate over the 12 months immediately following the issuance of its financial reports. The Company incurred a net loss in the amount of $989,576 for the period ended June 30, 2018. The Company has incurred net losses since entering the crude oil and natural gas exploration industry and as of June 30, 2018 has an accumulated deficit of $11,778,065 and a working capital deficit of $4,685,637 which raises substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These consolidated financial statements as of June 30, 2018, do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – OIL AND GAS PROPERTIES

Oil and natural gas properties, buildings and equipment consist of the following:

	June 30, 2018 (unaudited)	December 31, 2017
Oil and Natural Gas:
Proved properties	$3,973,449	$3,468,306
Unproved properties	1,170,000	1,170,000
Facilities	2,297,724	2,244,716
	7,441,173	6,883,022
Less oil property impairment	—	(562,030)
Less accumulated depreciation, depletion, and amortization	(383,858)	(132,906)
	7,057,315	$6,188,086

Total accumulated depreciation totaled $383,858 and $132,906, respectively, as of June 30, 2018 and December 31, 2017. For the period ending June 30, 2018 and June 30, 2017 total depletion expense totaled $250,951 and $8,242, respectively.

NOTE 4 – RESTRICTED CASH

Restricted cash consists of one bond totaling $200,000, which is a blanket bond that will cover up to 50 wells. This bond was required in the normal course of business in the oil and gas industry. The bond totaling $200,000 was purchased in August 2015 following the acquisition of the Kern Bluff Oil Field.

NOTE 5 – DEPOSITS

The Company had deposits at June 30, 2018 and December 31, 2017 totaling $35,100 and $10,100, respectively. For the period ended June 30, 2018, the Company incurred a $25,000 deposit for natural gas purchases.

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2018 (unaudited)	December 31, 2017
Note payable to an entity for the financing of insurance premiums, unsecured; 7.99% interest, due February 2019	$55,779	$14,548
Debt Discount on Senior Secured Facility Loan	$(112,044)	—
Senior Secured Facility Loan 10% interest; due March 31, 2019.	1,750,000	—
Chandler/Lloyd Trust-Notes Payable	—	500,000
Note payable to an entity for the financing of a company vehicle, secured; 4.95% interest, due October 2022	29,759	32,351
Note payable to an entity for the financing of a company vehicle, secured; 4.95% interest, due November 2022	28,937	33,052
Total – Notes Payable	$1,752,431	$579,951

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

For the six-months ended June 30, 2018, the Company issued 450,262 and 100,000 common shares for $90,051 of services rendered and $20,000 of bonus payable, respectively. For the three and six month ended March 31, 2018 and June 30, 2018 the common stock balances were the same. The Company also issued 1,250 preferred shares for $25,000 cash. For the six-months ended June 30, 2018, the Company incurred a net loss of $989,576. For the three and six month ended March 31, 2018 and June 30, 2018 the preferred stock balances were the same.

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 – STOCK OPTION PLAN

The following is a summary of the status of all of the Company’s stock options as of June 30, 2018 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding as of December 31, 2017	9,500,000	$0.20	3.26
Granted	—	$0.00	—
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Outstanding as of June 30, 2018	9,500,000	$0.20	2.76
Exercisable at June 30, 2018	9,500,000	$0.20	2.76

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

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2017		$0.00	—
Granted	875,000	$0.10	5.00
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Total Outstanding at June 30, 2018	875,000	$0.10	4.71
Exercisable at June 30, 2018	875,000	$0.10	4.71

NOTE 10 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, the Company purchased $120,717 of equipment from Grey Energy. Grey Energy is owned by a member of the Board of Directors of the Company. As of the end of the period, the Company had a production payment liability of $300,000 outstanding to a related party. The CEO & CFO continue to defer $20,000 a month of their $30,000 per month salary. For the six-month period ended June 30, 2018, the CEO & CFO deferred $240,000 in salary.

NOTE 11 – DRILLING OBLIGATION

The Company entered into a joint venture agreement with investors to drill two wells in the fourth quarter of 2017. The $700,000 liability has an 18% rate of return. The Company originally booked a debt discount of $126,000 and will be amortized over the next 18 months. During the six-month ended, the company amortized $42,000 of the debt discount. During the period, the Company paid $34,871 towards this obligation from oil production.

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

In July of 2018, Citadel announced it had produced 3,000 barrels of oil in the month of June, equating to 100 barrels per day average. The Company plans to accelerate development in the fourth quarter 2018 with the drilling of a horizontal well at Kern Bluff.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown on the accompanying consolidated financial statements, the Company has incurred an accumulated deficit in the amount of $11,778,065 as of June 30, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2018 and June 30, 2017 and the Six Months Ended June 30,2018 and June 30,2017

During the three-month period ended June 30, 2018 and June 30, 2017 the Company generated $299,989 and $49,723, respectively, from the sale of oil. During the six-month period ended June 30, 2018 and June 30, 2017 the Company generated $512,542 and $86,648, respectively, from the sale of oil.

Operating expenses totaled $630,527 during the three-month period ended June 30, 2018 which was an increase over the period ended June 30, 2017 of $349,289. For the six-month period ended June 30, 2018, operating expenses totaled $1,355,565 which was an increase over the period six-month ended June 30, 2017 of $689,088. Operating expenses consisted of lease operating expense, general and administrative costs, depletion, depreciation, and amortization, professional fees, and executive compensation. The increase consisted primarily of an increase in lease operating expenses and depreciation and depletion.

General and administrative fees increased from $52,907 to $71,513 from the three-month period ended June 30, 2017 to the three-month period ended June 30, 2018. For the six-month period ended June 30, 2017 to the six-month period ended June 30, 2018, general and administrative fees increased from $118,189 to $144,639. The increase was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees increased from $59,969 to $61,642 from the three-month period ended June 30, 2017 to the three-month period ended June 30, 2018. For the six-month period ended June 30, 2017 to the six-month period ended June 30, 2018 professional fees increased from $123,117 to $142,286. The increase was primarily due to services provided to the Company for accounting, consulting and legal.

Executive compensation increased from $152,295 to $180,000 from the three-month period ended June 30, 2017 to the three-month period ended June 30, 2018. For the six-month period ended June 30, 2017 to the six-month period ended June 30, 2018 executive compensation increased from $306,885 to $360,000. The increase was due to the salary increase based upon the employment agreement.

Liquidity and Capital Resources

The Company has established a capital budget for 2018 of $6,000,000 to return to production up to 10 wells and drill up to 20 vertical wells and 1 horizontal well. The Company’s ability to complete this capital budget will be highly dependent on higher oil prices and access to capital.

As of June 30, 2018, the Company had $234,500 of current assets; of this amount $19,377 was cash and $200,000 was restricted cash. The following table provides detailed information about the net cash flow for the quarters ended June 30, 2018 and June 30, 2017 as presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(533,602)	$(417,212)
Net cash used in investing activities	(1,094,695)	(231,344)
Net cash provided by financing activities	875,571	495,558
Net change in cash, cash equivalents and restricted cash	(752,726)	(152,998)
Cash and restricted cash, beginning of period	972,103	433,793
Cash and restricted cash, end of period	$219,377	$280,795

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

For the six-month period ended June 30, 2018 and June 30, 2017, the net cash used in investing activities consisted of drilling expenses and facility upgrades on oil and gas properties totaling $1,219,186 and $231,334 respectively.

Financing activities

As of June 30, 2018, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. At this time, we are not engaged in any legal proceedings where by a court of law will assess any monetary damages against the Company.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A. to Part I of Form 10-K for the year ended December 31, 2017 (filed April 16, 2018) to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances pursuant to Subscription Agreements

In March of 2017, the Company filed the appropriate paperwork with the State of Nevada, authorizing the issuance of up to 500,000 shares of Series A Preferred Stock, 500,000 shares of Series B Preferred Stock and 500,000 shares of Series C Preferred Stock. The company also increased the authorized amount of common shares from 100,000,000 to 300,000,000. As of June 30, 2018, we have issued 395,615 of Series A Preferred Shares, and zero shares of Series B or C.

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

Subsequent Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended June 30, 2018.

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

CITADEL EXPLORATION, INC.

Date: August 13, 2018	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)