Form 10-Q
period 2018-09-30
Citadel Exploration, Inc.
filed 2018-11-14
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________________________________________

Form 10-Q

___________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2018 was 45,000,000 shares.

CITADEL EXPLORATION, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets:
Cash	$307,381	$772,103
Unbilled and joint interest billing receivables	277,497	16,540
Prepaid expenses	66,687	29,280
Product inventory	—	20,107
Total current assets	651,565	838,030

Deposits	35,100	10,100
Restricted cash	200,000	200,000
Oil and gas properties, net (successful efforts basis)
Proved	5,923,193	5,018,086
Unproved	1,170,000	1,170,000
Fixed assets, net	71,237	82,969
Total assets	$8,051,095	$7,319,185

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,430,794	$2,220,938
Accrued interest payable	330,585	459,416
Drilling obligation, net of discount of $63,000 and $126,000 as of September 30, 2018 and December 31, 2017 respectively	700,742	700,000
Notes payable, net	2,214,909	579,951
Total current liabilities	5,677,030	3,960,305
Asset retirement obligation	246,799	224,380
Related party production payment liability	300,000	300,000
Total liabilities	6,223,829	4,484,685

Stockholders' equity :
Common stock, $0.001 par value, 300,000,000 shares authorized , 45,000,000 and 44,449,742 shares issued and outstanding as of September 30, 2018 and December 31, 2017 respectively	45,000	44,450
Series A Preferred stock, $20.00 par value, 500,000 shares authorized, 395,615 and 394,365 shares issued and outstanding as of September 30, 2018 and December 31, 2017 respectively	7,912,300	7,887,300
Additional paid-in capital	6,014,828	5,691,239
Accumulated deficit	(12,144,862)	(10,788,489)
Total stockholders' equity	1,827,266	2,834,500
Total liabilities and stockholders' equity	$8,051,095	$7,319,185

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months		For the nine months
	ended		ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$320,774	$46,824	$928,092	$133,472
Operating expenses:
Lease operating expense	202,562	94,069	676,937	216,844
General and administrative	75,204	60,632	219,843	178,821
Depreciation, depletion and amortization	135,387	8,844	407,685	26,965
Professional fees	40,951	37,738	183,237	160,855
Executive compensation	180,000	165,525	540,000	472,411
Total operating expenses	634,104	366,808	2,027, 702	1,055,896
Loss from operations	(313,330)	(319,984)	(1,099,610)	(922,424)
Other expenses:
Interest expense	(110,210)	(198,070)	(256,763)	(572,636)
Total other expenses	(110,210)	(198,070)	(256,763)	(572,636)
Loss before provision for income taxes	(423,540)	(518,054)	(1,356,373)	(1,495,060)
Income tax benefit	—	(2,188)	—	(2,300)
Net Loss	$(423,540)	$(520,242)	$(1,356,373)	$(1,497,360)
Series A preferred stock dividends	(199,433)	—	(591,488)	—
Net loss attributable to common stockholders	$(622,973)	$(520,242)	$(1,947,861)	$(1,497,360)
Weighted average number of common shares
- outstanding - basic and diluted	45,000,000	41,348,002	44,907,286	40,692,353
Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months
	Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,356,373)	$(1,497,479)
Depreciation, depletion and accretion	407,684	20,989
Amortization of debt discount	151,807	—
Preferred stock dividend expense	—	406,800
Stock based compensation expense	90,051	—
Changes in operating assets and liabilities:
Increase in unbilled and joint interest billing receivables	(260,957)	(2,065)
Decrease (increase) in prepaid expenses	33,337	(12,414)
Increase in deposits	(25,000)	(200)
Increase in accrued interest payable	100,557	161,189
Increase in accounts payable and accrued payables	329,857	286,321
Net cash used in operating activities	(529,037)	(636,859)
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development of oil and gas properties	(1,383,024)	(345,117)
Property acquisitions	—	(600,000)
Cash received from disposal of O&G asset	131,240	—
Purchase of equipment	(6,749)	(2,215)
Net cash used in investing activities	(1,258,533)	(947,332)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock, net of costs	25,000	875,000
Proceeds from notes payable	1,420,612	672,552
Repayments to drilling liability	(62,258)	—
Repayments of notes payable	(60,506)	(55,617)
Net cash provided by financing activities	1,322,848	1,491,935
Net increase in cash and restricted cash	(464,722)	(92,256)
Cash and restricted cash at beginning of year	972,103	433,793
Cash and restricted cash at end of the period	$507,381	$341,537

Supplemental disclosures of cash flow information:
Cash paid for interest	3,057	—
Reclass of inventory to O&G properties	20,107	—
Income taxes paid	—	2,300
Non-cash investing and financing activities:
Insurance premium financing	70,744	—
Shares issued to pay off bonus payable	20,000	—
Debt Discount from senior secured credit facility	214,087	—
Asset retirement obligation	12,128	—
Non-cash addition of senior loan facility for payment of San Benito litigation	100,000	—
Accrued interest payable rolled over to senior loan facility	229,388	—
Conversion from preferred stock issuable	—	6,514,600
Issuance for preferred stock for services	—	92,708
Issuance of common stock for preferred stock interest	—	406,800

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company for the period ended September 30, 2018   and notes thereto included in the Company’s 10-K annual report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

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

Impairment

The Company evaluates the impairment of its proved oil and natural gas properties on a field-by-field basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying values of proved properties are reduced to fair value when the expected undiscounted future cash flows are less than net book value. The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. As of September 30, 2018, management believes that no impairment indicators exist.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. The accounting policies most affected by management’s estimates and assumptions are the following: the reliance on estimates of proved reserves to compute the provision for depreciation, depletion and amortization and to determine the amount of any impairment of proved properties; the valuation of unproved acreage and proved crude oil and natural gas properties to determine the amount of any impairment of crude oil and natural gas properties; judgement regarding the productive status of in-progress exploratory wells to determine the amount of any provision for abandonment and estimates regarding abandonment liabilities.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of September 30, 2018 and December 31, 2017.

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

Disaggregation of revenue

The Company does not disaggregate revenue, as all revenue is generated from oil at one property located in California. Revenues for the three months ending September 30, 2018 and 2017 were $320,774 and $46,824, respectively. Revenues for the nine months ending September 30, 2018 and 2017 were $928,092 and $133,472, respectively.

Recent accounting pronouncements

In May 2014, the FASB issued ASC updated No. 2014-09, Revenue from Contracts with Customers (Topic 606 (ASU 2014-09). Under the amendments in this update, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2017 and supersedes any previous revenue recognition guidance. Implementation of Topic 606, which was adopted by the Company as of January 1, 2018, was done using the modified retrospective approach. Adoption of this new standard did not have an impact on the Company’s balance sheet, statement of operations, statement of stockholders’ equity or statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The update is effective for years beginning December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. These accounting pronouncements were adopted by the Company as of January 1, 2018. The purpose of Update 2016 -18 is to clarify guidance and presentation related to restricted cash in the Statements of Cash Flows. The amendment requires beginning-of-period and end-of- period total amounts shown on the Statements of Cash Flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. Adoption of this new standard did not have a material impact on the Company’s financial statements.

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing. There can be no assurance that the Company will be successful to raise sufficient cash to operate over the 12 months immediately following the issuance of its financial reports. The Company incurred a net loss in the amount of $1,356,373 for the period ended September 30, 2018. The Company has incurred net losses since entering the crude oil and natural gas exploration industry and as of September 30, 2018 has an accumulated deficit of $12,144,862 and a working capital deficit of $5,025,465 which raises substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These unaudited consolidated financial statements as of September 30, 2018, do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – OIL AND GAS PROPERTIES

Oil and natural gas properties, buildings and equipment consist of the following:

	September	December
	30, 2018	31, 2017
	(unaudited )
Oil and Natural Gas:
Proved properties	$4,137,287	$3,468,306
Unproved properties	1,170,000	1,170,000
Facilities	2,297, 724	2,244,716
	7,605,0 11	6,883,022
Less oil property impairment	—	(562,030)
Less accumulated depreciation, depletion, and amortization	(511,818)	(132,906)
	$7,093,193	$6,188,086

Total accumulated depreciation totaled $511,818 and $132,906, respectively, as of September 30, 2018 and December 31, 2017, respectively. For the period ending September 30, 2018 and September 30, 2017 total depletion expense totaled $378,912 and $12,588, respectively.

NOTE 4 – RESTRICTED CASH

Restricted cash consists of one bond totaling $200,000 which is a blanket bond that will cover up to 50 wells. This bond was required in the normal course of business in the oil and gas industry. The bond totaling $200,000 was purchased in August 2015 following the acquisition of the Kern Bluff Oil Field. The detail breakdown of restricted cash and cash is depicted in the Consolidated Statement of Cash Flows as follows:

	Nine Months Ended
	September 30,
	2018	2017
Cash and restricted cash at end of period	$507,381	$341,537

Cash at end of period	$307,381	$141,537
Restricted cash at end of period	200,000	200,000
Cash and restricted cash, end of period	$507,381	$341,537

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 5 – DEPOSITS

The Company had deposits at September 30, 2018 and December 31, 2017 totaling $35,100 and $10,100, respectively, which pertain to: a natural gas deposit to purchase gas per contract; deposit on building rent; and a deposit to the County of San Benito for a drilling program which we are in the process of trying to have the County refund.

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following:

	September	December
	30, 2018	31, 2017
	(unaudited )
Note payable to an entity for the financing of insurance premiums, unsecured; 7.99% interest, due February 2019	34,847	14,548
Debt Discount on Senior Secured Facility Loan	(125,280)	—
Senior Secured Facility Loan 10% interest; due March 31, 2019	2,250,000	—
Chandler/Lloyd Trust-Notes Payable 10% interest	—	500,000
Note payable to an entity for the financing of a company vehicle, secured; 4.95% interest, due December 2022	28,075	32,351
Note payable to an entity for the financing of a company vehicle, secured; 4.95% interest, due November 2022	27,267	33,052
Total – Notes Payable	$2,214,909	$579,951

In March of 2018, the Company closed on a $3,000,000 senior secured credit facility. The facility bears 10% interest and has a one-year term. For every two dollars drawn on the facility, the investor receives one five-year warrant to purchase common stock at a price of $0.10. The Company has drawn $2,250,000 on the facility and issued 1,125,000 warrants. The warrants were valued using the relative fair value and the amount recorded as a debt discount amortized over the life of the line of credit using effective interest method. Future drawdowns are at the discretion of the lender. The senior secured facility is secured by a deed of trust on the Kern Bluff Oil Field. Proceeds from the first draw where used to retire the previous bridge loan and accrued interest. The balance was used for general corporate purposes, including the drilling of a well.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300,000,000 shares of its $0.001 par value common stock. The Company is authorized to issue 500,000 shares of Series A Convertible Participating Preferred Stock.

For the nine-months ended September 30, 2018, the Company issued 450,262 and 100,000 common shares for $90,051 of services rendered and $20,000 of bonus payable, respectively. For the six and nine month s ended June 30, 2018 and September 30, 2018 the common stock balances were the same. The Company also issued 1,250 preferred shares for $25,000 cash. For the nine-months ended September 30, 2018 , the Company incurred a net loss of $1,356,37 3. For the six and nine months ended June 30, 2018 and September 30, 2018 the preferred stock balances were the same.

On December 15, 2017, the Company adopted the 2017 Restricted Stock Unit Plan (RSU) authorizing the issuance of 10,000,000 restricted stock units to management and future employees.

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 8 – STOCK OPTION PLAN

The following is a summary of the status of all the Company’s stock options as of September 30, 2018 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding as of December 31, 2017	9,500,000	$0.20	3.26
Granted	500,000	$0.20	6.84
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Outstanding as of September 30, 2018	10,000,000	$0.20	2.73
Exercisable at September 30, 2018	10,000,000	$0.20	2.73

NOTE 9 – WARRANTS

In March 2018, the Company closed on a $3,000,000 Senior Secured Credit Facility. As of September 30, 2018, the Company has drawn $2,250,000. As per the terms of the facility, the Company has issued 1,125,000 warrants to the lender. The warrants were valued using the relative fair value and the amount recorded as a debt discount amortized over the life of the line of credit using effective interest method

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2017	—	$0.00	—
Granted	1,125,000	$0.10	4. 58
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Total outstanding at September 30, 2018	1,125,000	$0.10	4.58
Exercisable at September 30, 2018	1,125,000	$0.10	4. 58

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 10 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018, the Company purchased $125,217 of equipment from Grey Energy. Grey Energy is owned by a member of the Board of Directors of the Company. As of the end of the period, the Company had a production payment liability of $300,000 outstanding to a related party. The CEO & CFO continue to defer $20,000 a month of their $30,000 per month salary. For the nine-month period ended September 30, 2018, the CEO & CFO deferred $360,000 in salary.

Pursuant to the adoption of the 2017 Restricted Stock Unit Plan (RSU), the Company issued 5,500,000 shares to three employees.

In March of 2018 the Board of Directors authorized a 2% Overriding Royalty Interest (ORRI) to two members of management.  The Company plans to begin paying this accrued ORRI in the fourth quarter of 2018.

NOTE 11 – DRILLING OBLIGATION

The Company entered into a joint venture agreement with investors to drill two wells in the fourth quarter of 2017. The $700,000 liability has an 18% rate of return. The Company originally booked a debt discount of $126,000 and will be amortized over the next 18 months. During the nine-month ended  September 30, 2018, the company amortized $63,000 of the debt discount. During the period, the Company paid $62,258 towards this obligation from oil production.

NOTE 12 – REVISION OF PREVIOUSLY-ISSUED  INTERIM FINANCIAL STATEMENTS

During the three months ended September 30, 2018, the Company identified errors in its financial statements for the second  quarter of the period ended September 30  , 2018, as included in the Company’s 10-Q for the period ended  June 30, 2018, related to the restatement of prior period revenues. Specifically, the Company accounted for a Joint Venture Partner as a royalty owner  in the three and six months ended June 30, 2018. The Company made adjustments in the current quarter relating to this.

The Company assessed the effect of the above errors in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material  to any of the Company’s prior interim and annual financial statements.

The Company determined that the correction of the cumulative amounts of the errors would be material to its consolidated financial statements for the three and  nine months ended September  30, 2018. Therefore, the Company revised its previously-issued financial statements  for the second quarter of fiscal 2018. The balance sheet as of June 30, 2018 and the statement of operations for the three and six months ended June 30, 2018 included in this Form 10- Q are revised as described below for those adjustments.

All financial information contained in the accompanying notes to these financial statements has been revised to reflect the correction of these errors.

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 12 – REVISION OF PREVIOUSLY-ISSUED  INTERIM FINANCIAL STATEMENTS (CONTINUED)

The following tables present the effect of the aforementioned revisions on the Company’s consolidated balance sheet for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
	As Reported	Revision	As Restated
Drilling obligation, net of discount of $84,000 as of June 30, 2018	707,129	(34,871)	672,258
Accounts payable and accrued liabilities	2,175,964	(21,872)	2,154,092
Total current liabilities	4,920,137	(56,743)	4,863,394
Total liabilities	5,463,421	(56,743)	5,406,678
Accumulated deficit	(11,778,065)	56,743	(11,721,322)
Total stockholders' equity	2,138,642	56,743	2,195,385
Total liabilities and stockholders’ equity	7,602,063	—	7,602,063

The following tables present the effect of the aforementioned revisions on the Company’s consolidated statement of operations for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	As Reported	Revision	As Restated
Revenue	$299,989	84,455	384,444
Lease operating expense	150,546	33,819	184,365
Total operating expenses	630,527	33,819	664,346
Loss from operations	(330,538)	50,636	(279,902)
Loss before provision for income taxes	(437,661)	50,636	(387,025)
Net loss	(437,661)	50,636	(387,025)
Net loss attributable to common stockholders	(634,927)	50,636	(584,291)
Net loss per share (basic and diluted)	(0.01)	—	(0.01)

	Six Months Ended June 30, 2018
	As Reported	Revision	As Restated
Revenue	$512,542	94,776	607,318
Lease operating expense	436,342	38,033	398,309
Total operating expenses	1,355,565	38,033	1,317,532
Loss from operations	(843,023)	56,743	(786,280)
Loss before provision for income taxes	(989,576)	56,743	(932,833)
Net loss	(989,576)	56,743	(932,833)
Net loss attributable to common stockholders	(1,381,631)	56,743	(1,324,888)
Net loss per share (basic and diluted)	(0.03)	—	(0.03)

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

In July of 2018, Citadel announced it had produced 3,000 barrels of oil in the month of June, equating to 100 barrels per day average. The Company anticipates drilling up to four vertical wells in the fourth quarter 2018 and return up to 7 idle wells to production.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown on the accompanying consolidated financial statements, as of September 30, 2018 the Company has incurred an accumulated deficit in the amount of $12,144,862   and  a working capital deficit of $5,025,465.  In addition, for the nine months ended September 30, 2018, net losses totaled $1,356,373. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2018 and September 30, 2017 and the Nine Months Ended September 30,2018 and September 30,2017

During the three-month period ended September 30, 2018 and September 30, 2017 the Company generated $320,774 and $46,824, respectively, from the sale of oil. During the nine-month period ended September 30, 2018 and September 30, 2017 the Company generated $928,092 and $133,472, respectively, from the sale of oil.

Operating expenses totaled $634,104 during the three-month period ended September 30, 2018 which was an increase over the period ended September 30, 2017 of $267,296. For the nine-month period ended September 30, 2018, operating expenses totaled $2,027,702 which was an increase over the period nine -month ended September 30, 2017 of $971,806. Operating expenses consisted of lease operating expense, general and administrative costs, depletion, depreciation, and amortization, professional fees, and executive compensation. The increase consisted primarily of an increase in lease operating expenses and depreciation and depletion.

General and administrative fees increased from $60,632 to $75,204  from the three-month period ended September 30, 2017 to the three-month period ended September 30, 2018. For the nine-month period ended September 30, 2017 to the nine- month period ended September 30, 2018, general and administrative fees increased from $178,821 to $219,84 3. The increase was primarily due to insurance, marketing, meals and entertainment expenses.

Professional fees increased from $37,738 to $40,951 from the three-month period ended September 30, 2017 to the three-month period ended September 30, 2018. For the nine-month period ended September 30, 2017 to the nine-month period ended September 30, 2018 professional fees increased from $160,855 to $183,237. The increase was primarily due to services provided to the Company for accounting, consulting and legal.

Executive compensation increased from $165,525 to $180,000 from the three-month period ended September 30, 2017 to the three-month period ended September 30, 2018. For the nine-month period ended September 30, 2017 to the  nine-month period ended September 30, 2018 executive compensation increased from $472,41 1 to $540,000. The increase was due to the salary increase based upon the employment agreement.

Liquidity and Capital Resources

The Company has established a capital budget for 2018 of $6,000,000 to return to production up to 10 wells and drill up to 20 vertical wells and 1 horizontal well. The Company’s ability to complete this capital budget will be highly dependent on higher oil prices and access to capital.

As of September 30, 2018, the Company had $651,565 of current assets; of this amount $277,497 was unbilled and joint interest billing receivables, and $66,687 was prepaid expenses. The following table provides detailed information about the net cash flow for the quarters ended September 30, 2018 and September 30, 2017 as presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the  nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
Net cash used in operating activities	$(529,037)	$(636,859)
Net cash used in investing activities	(1,258,533)	(947,332)
Net cash provided by financing activities	1,322,848	1,491,935
Net change in cash and restricted cash	(464,722)	(92,256)
Cash and restricted cash, beginning of period	972,103	433,793
Cash and restricted cash, end of period	$507,381	$341,537

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

For the nine-month period ended September 30, 2018 and September 30, 2017, the net cash used in investing activities consisted of drilling expenses and facility upgrades on oil and gas properties totaling $1,258, 533 and $947,332 respectively.

Financing activities

As of September 30, 2018, we continue to use traditional and/or debt financing as well as the issuance of stock to provide the capital we need to run our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances pursuant to Subscription Agreements

In March of 2017, the Company filed the appropriate paperwork with the State of Nevada, authorizing the issuance of up to 500,000 shares of Series A Preferred Stock, 500,000 shares of Series B Preferred Stock and 500,000 shares of Series C Preferred Stock. The company also increased the authorized amount of common shares from 100,000,000 to 300,000,000. As of September 30, 2018 , we have issued 395,615 of Series A Preferred Shares, and zero shares of Series B or C.

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

Subsequent Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended September 30, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

2012 Stock Incentive Plan

On September 1, 2012, we adopted the 2012 Stock Incentive Plan. We have reserved for issuance an aggregate of 10,000,000 shares of common stock under our 2012 Stock Incentive Plan. To date 10,000,000 options and no shares of common stock have been granted under this plan.

Our employment agreements with executive officers are described in Form 10-K for the year ended December 31, 2017 (filed April 1, 2018) to which reference is made herein.

Item 6. Exhibits.

Exhibit No.	Description
10.4	2012 Stock Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

CITADEL EXPLORATION, INC.
Date: November 14, 2018	By:	/S/ Armen Nahabedian
Armen Nahabedian
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)