Form 10-K
period 2018-12-31
Citadel Exploration, Inc.
filed 2019-04-16
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K

___________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 29, 2018 (the last business day of the registrant's most recently completed fourth fiscal quarter) was $6,750,000 based on a share value of $0.15. The number of shares of Common Stock, $0.001 par value, outstanding on April 16, 2019 was 48,956,147 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CITADEL EXPLORATION, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2018

Index to Report

on Form 10-K

PART I		Page

Item 1.	Business	1
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	1
Item 3.	Legal Proceedings	22
Item 4.	Mine Safety Disclosures	22

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules	41

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

Our Projects

KERN BLUFF OIL FIELD

In July of 2015, Citadel purchased approximately 1,100 acres encompassing the Kern Bluff Oil Field in Kern County, California for $2,000,000 in cash and 6,000,000 shares of its common stock valued at $480,000. The seller also retained a royalty that varies on a lease by lease basis; Citadel has 100% working interest in the field with an 77% net revenue interest. In 2015, Citadel re-entered 7 idle well bores, and began to return those wells to production. Production as of December 31, 2018 was approximately 60-80 barrels of oil per day (BOPD). The field had 29 idle well bores upon acquisition, Citadel plans to re-enter each of these well bores in 2019 and 2020 and attempt to return them to production.

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

In December of 2017, Citadel completed the installation of a 25MM BTU steam generator. Kern Bluff is characterized as a heavy oil field, as such, to increase production steam injection is required. Citadel began cyclic steam operations in the first quarter of 2018. The company expects a significant increase in production following the first round of cyclic steam injection.

In February of 2018, Citadel completed the drilling of three new wells. The company currently has approximately 14 wells on production and has seen field wide production increase from approximately 20 barrels per day to approximately 100 barrels per day.

In July of 2018, Citadel announced it had produced 3,000 barrels of oil in the month of June, equating to 100 barrels per day average.

As of December 2018, production was in the 60-80 barrel per day range.

Proved Reserves

Evaluation and Review of Proved Reserves: Our proved reserve estimates as of December 31, 2018 were prepared based on reports by MHA Petroleum Consultants (“MHA”). MHA does not own an interest in any of our properties, nor is it employed by us on a contingent basis. Within MHA, the technical person primarily responsible for preparing the estimates set forth in the MHA letter dated March 18, 2019, filed as an exhibit to this Annual Report, was Mr. Alan Burzlaff. Mr. Burzlaff, Managing Partner at MHA and a Licensed Professional Engineer in the State of California, has been practicing consulting petroleum engineering at MHA since 2009 and has over 38 years of prior industry experience.

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

Summary of Oil, NGLs, and Natural Gas Reserves. The following table presents our estimated net proved oil, NGLs, and natural gas reserves as of the periods indicated:

	December 31,
	2018	2017
Proved developed reserves:
Oil (MBbls)	254	282

Natural gas (MMcf)	—	—
Combined (MBoe)(1)	254	282
Proved undeveloped reserves:
Oil (MBbls)	1,018	952

Natural gas (MMcf)	—	—
Combined (MBoe)(1)	1,018	952
Proved reserves:
Oil (MBbls)	1,272	1,234

Natural gas (MMcf)	—	—
Combined (MBoe)(1)	1,272	1,234

(1)	One Boe is equal to six Mcf of natural gas or one Bbl of oil or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

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

Additional information regarding our proved reserves can be found in the notes to our consolidated and combined financial statements included elsewhere in this Annual Report and the proved reserve report as of December 31, 2018, which is included as an exhibit to this Annual Report.

Proved Undeveloped Reserves (PUDs)

As of December 31, 2018, our proved undeveloped reserves were composed of 1,018 MBbls of oil, 0 MMcf of natural gas, for a total of 1,018 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells are drilled and begin production.

The following table summarizes our changes in PUDs during the year ended December 31, 2018 (in MBoe):

Balance, December 31, 2017	952
Purchases of reserves	0
Extensions and discoveries	0
Revisions of previous estimates	125
Transfers to proved developed	(59)
Balance, December 31, 2018	1,018

Estimated future development costs relating to the development of PUDs at December 31, 2018 were projected to be approximately $840.0 thousand in the year ended December 31, 2019, $1.05 million in 2020, $.630 million in 2021, $3.6 million in 2022, and $1,680 million in future periods. As we continue to develop our properties and have more well production and completion data, we believe we will continue to realize cost savings and experience lower relative drilling and completion costs as we convert PUDs into proved developed reserves in upcoming years. All of our PUD drilling locations are scheduled to be drilled within five years of their initial booking.

As of December 31, 2018, 48 MBbls of our total proved reserves were classified as proved developed non-producing.

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

Glossary of Terms

Term	Definition

API Gravity	Is a measure of how heavy or light a petroleum liquid is compared to water. If its API gravity is greater than 10, it is lighter and floats on water; if less than 10, it is heavier and sinks.

Barrel	In the energy industry, a barrel is a unit of volume measurement used for petroleum and is equivalent to 42 U.S. gallons measured at 60 º Fahrenheit.

Basin	A depressed area where sediments have accumulated during geologic time and considered to be prospective for oil and gas deposits.

Blowout	An uncontrolled flow of oil, gas, water or mud from a wellbore caused when drilling activity penetrates a rock layer with natural pressures greater than the drilling mud in the borehole.

Completion / Completing	A well-made ready to produce oil or natural gas. Completion involves cleaning out the well, running and cementing steel casing in the hole, adding permanent surface control equipment, and perforating the casing so oil or gas can flow into the well and be brought to the surface.

Desorb	The release of materials (e.g., gas molecules) from being adsorbed onto a surface. The opposite of adsorb.

Development	The phase in which a proven oil or gas field is brought into production by drilling production (development) wells.

Division order	A contract for the sale of oil or gas, by the holder of a revenue interest in a well or property, to the purchaser (often a pipeline transmission company).

Drilling	The using of a rig and crew for the drilling, suspension, production testing, capping, plugging and abandoning, deepening, plugging back, sidetracking, re-drilling or reconditioning of a well. Contrast to "Completion" definition.

Drilling logs	Recorded observations made of rock chips cut from the formation by the drill bit, and brought to the surface with the mud, as well as rate of penetration of the drill bit through rock formations. Used by geologists to obtain formation data.

Exploration	The phase of operations which covers the search for oil or gas by carrying out detailed geological and geophysical surveys followed up where appropriate by exploratory drilling. Compare to "Development" phase.

Farm out	Assignment or partial assignment of an oil and gas lease from one lessee to another lessee.

Gathering line / system	A pipeline that transports oil or gas from a central point of production to a transmission line or mainline.

Gross acre	An acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

Gross well	A well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

Held-By-Production (HBP)	Refers to an oil and gas property under lease, in which the lease continues to be in force, because of production from the property.

Land services	Services performed by an oil and gas company or agent, or landman, who negotiates oil and gas leases with mineral owners, cures title defects, and negotiates with other companies on agreements concerning the lease.

Logging (electric logging)	Process of lowering sensors into a wellbore to acquire downhole recordings that indicate a well's rock formation characteristics and indications of hydrocarbons.

Methane	An organic chemical compound of hydrogen and carbon (i.e., hydrocarbon), with the simplest molecular structure (CH4).

Mineral Lease	A legal instrument executed by a mineral owner granting exclusive right to another to explore, drill, and produce oil and gas from a piece of land.

Natural gas quality	The value of natural gas is calculated by its BTU content. A cubic foot of natural gas on the average gives off 1000 BTU, but the range of values is between 500 and 1500 BTU. Energy content of natural gas is variable and depends on its accumulations which are influenced by the amount and types of energy gases they contain: the more non-combustible gases in a natural gas, the lower the Btu value.

Net acre	A net acre is deemed to exist when the sum of fractional working interests owned in gross acres equals one. The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Net well	A net well is deemed to exist when the sum of fractional working interests owned in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Operator	A person, acting for himself or as an agent for others and designated to the state authorities as the one who has the primary responsibility for complying with its rules and regulations in any and all acts subject to the jurisdiction of the state.

Permeability	The property of a rock formation which quantifies the flow of a fluid through the pore spaces and into the wellbore.

Pooled, Pooled Unit	A term frequently used interchangeably with "Unitization" but more properly used to denominate the bringing together of small tracts sufficient for the granting of a well permit under applicable spacing rules.

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

Re-completion	Completion of an existing well for production from one formation or reservoir to another formation or reservoir that exists behind casing of the same well.

Reserves	Generally the amount of oil or gas in a particular reservoir that is available for production.

Reservoir	The underground rock formation where oil and gas has accumulated. It consists of a porous rock to hold the oil or gas, and a cap rock that prevents its escape.

Reservoir Pressure	The pressure at the face of the producing formation when the well is shut-in. It equals the shut in pressure at the wellhead plus the weight of the column of oil in the hole.

Shut-in well	A well which is capable of producing but is not presently producing. Reasons for a well-being shut-in may be lack of equipment, market or other.

Stratigraphic Trap	A variety of sealed geologic containers capable of retaining hydrocarbons, formed by changes in rock type or pinch-outs, unconformities, or sedimentary features.

Structural Trap	A variety of sealed geologic structures capable of retaining hydrocarbons, such as faults or a folds.

Undeveloped acreage	Leased acreage which has yet to be drilled on to test the potential for hydrocarbons.

Unitize, Unitization	Joint operations to maximize produced hydrocarbon recovery among separate operators within a common reservoir.

Working Interest	The right granted to the lessee of a property to explore for and to produce and own oil, gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

ITEM 1A.	RISK FACTORS

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

Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in or perceptions regarding supply and demand. Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. For example, oil prices declined significantly in late 2014 through 2016. Oil prices unexpectedly collapsed during the 4Q18 and remain volatile; among the factors that can cause this volatility are:

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
  the price and availability of other fuels.
  President Donald J. Trump
  Climate Change Policies enacted to limit the production of oil and natural gas

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

In California, there have been proposals for tax increases for the past several years including a severance tax as high as 10% of the value of petroleum production in California. Although the proposals have not become law, campaigns by various interest groups could lead to future oil and gas severance taxes. The imposition of such a tax could severely reduce our profit margins and cash flow and could ultimately result in lower oil and natural gas production, which may reduce our capital investments and growth plans.

In addition, President Trump’s budget proposal for fiscal year 2019 could recommend the elimination of certain federal income tax preferences currently available to oil and gas exploration and production companies as well as new taxes, all of which could harm us. The elimination of tax preferences includes (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of expensing intangible drilling costs, (iii) an increase in the amortization period from two years to seven years for geological and geophysical costs paid or incurred by independent producers and (iv) repealing the domestic manufacturing deduction for income derived from the production of oil and gas in the United States.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC Markets BB (OTCBB), which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Markets QB (OTCBB), such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTCBB by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTCBB for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTCBB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. As of the date of this filing, we have one late filing reported by FINRA.

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

Market Information

Our common stock is quoted on the OTC Markets QB (OTCBB), under the symbol “COIL.” Historically, there has not been an active trading market for our common stock. We have been eligible to participate on the OTCBB since November 2010.

The following table sets forth the quarterly high and low bid prices for our common stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2018		2017
	BID PRICES		BID PRICES
	High	Low	High	Low
1st Quarter	$0.21	$0.05	$0.23	$0.10
2nd Quarter	$0.20	$0.15	$0.15	$0.08
3rd Quarter	$0.29	$0.17	$0.22	$0.06
4th Quarter	$0.25	$0.10	$0.20	$0.11

Holders of Common Stock

As of April 16, 2019, we had approximately 106 stockholders of record of the 48,956,147   shares outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

On September 1, 2012, we adopted the 2012 Stock Incentive Plan. We have reserved for issuance an aggregate of 10,000,000 shares of common stock under our 2012 Stock Incentive Plan. To date, 10,000,000 options and no shares of common stock have been granted under this plan.

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

In January of 2019, the Company issued 3,956,147   shares of common stock as payment for interest accrued on the Series A Preferred Stock during 2018.

In March of 2019, the Company sold 5,000 shares of Series A Convertible Participating Preferred Stock payable in cash in the amount of $100,000.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2018.

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

In December of 2017, Citadel completed the installation of a 25MM BTU steam generator. The oil and Kern Bluff is characterized as heavy oil, therefore requiring stimulation via steam injection. This steam generator has capacity of over 1,400 barrels of steam per day (BOSPD) which will allow the Company to steam approximately 50 wells per year. The company currently has approximately 14 wells on production and has seen field wide production increase from approximately 20 barrels per day to approximately 60-80 barrels per day.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the exploration stage and, accordingly, has not generated any significant revenues from operations. As shown on the accompanying consolidated financial statements, the Company has incurred a net loss of $2,590,548 for the year ending December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the year ended December 31, 2018 we generated $1,066,314  in revenue from oil sales. During the year ended December 31, 2017, we generated $166,355 in revenue.

Operating expenses totaled $3,186,418  during the year ended December 31, 2018 as compared to $1,894,340 in the prior year ended December 31, 2017. Operating expenses primarily consisted of lease operating expenses, executive compensation, and general and administrative expenses in the year ended December 31, 2018  and December 31, 2017.

General and administrative fees increased $39,918  from the year ended December 31, 2017 to the year ended December 31, 2018. This increase was primarily due to insurance, marketing and meals and entertainment expenses.

Professional fees increased $75,262 from the year ended December 31, 2017 to the year ended December 31, 2018. The increase was primarily due to an increase in services provided to the Company for accounting, engineering consulting, and legal.

Executive compensation increased $576,529  from the year ended December 31, 2017 to the year ended December 31, 2018. The increase was due to a contractual increase in salaries and stock based executive compensation and the issuance of an Overriding Royalty Interest (ORRI) of 2% to management.

Liquidity and Capital Resources

The Company has established a capital budget for 2019 of $3,000,000 to drill up to 10 wells. The Company’s ability to complete this capital budget will be highly dependent on oil prices and access to capital.

As of December 31, 2018, we had $254,898 of current assets; of this amount $86,441 was cash. The following table provides detailed information about our net cash flow for all consolidated financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Net cash used in operating activities	$(436,135)	$(341,887)
Net cash used in investing activities	(1,609,149)	(987,786)
Net cash provided by financing activities	1,359,622	1,913,073
Net decrease in cash	(685,662)	583,310
Cash and restricted cash beginning of year	972,103	188,793
Cash and restricted cash at end of year	$286,441	$772,103

Investing activities

Net cash used in investing activities was $1,609,149 for the year ended December 31, 2018. The net cash used in investing activities consisted primarily of payments for the development of Kern Bluff Oil Field and related facility upgrades.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2018 was $1,359,622. The net cash provided by financing activities substantially consisted of proceeds from a $3,000,000 senior secured credit facility of which the Company had draws totaling $2,350,000 and year end.

As of December 31, 2018, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2018. The evaluation concluded that there is a lack of segregation of duties within the control environment and a lack of formal review procedures, including a multiple level review. Both weaknesses are due to limited personnel.

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

Name	Age	Title	Director Since
Armen Nahabedian	40	Chief Executive Officer, President & Director	8/9/2011
Philip J. McPherson	44	Chief Financial Officer, Secretary, Treasurer & Director	9/1/2012
Jim Walesa	58	Chairman of the Board	9/1/2014
James Borgna	40	Director	5/3/2011

Armen Nahabedian, 40, President, Chief Executive Officer, and Director: Mr. Nahabedian is a fourth generation oil and gas explorer in the state of California. In 1999, Mr. Nahabedian joined the United States Marine Corp as an infantryman and reached the rank of Corporal (E-4) before serving in operation Iraqi Freedom and receiving an honorable discharge in 2003. Mr. Nahabedian immediately thereafter went to work in the oil fields of the South San Joaquin Valley for his family’s oil company, The Nahabedian Exploration Group. After early success in his exploration efforts Mr. Nahabedian became a regional supervisor and managed the drilling operations for some of the deepest exploratory wells drilled in the state of California from 2004 through 2007. In 2007, Mr. Nahabedian then joined The Nahabedian Exploration Group as a partner and supervised land acquisition efforts (over 750,000 acres leased or optioned) and prospect generation. Mr. Nahabedian continued to act as an operational supervisor and in 2009; he became involved in business development and finance. Acting as the company’s primary fund raiser Mr. Nahabedian educated himself in public financing and securities and with the assistance of an experienced legal team formed Citadel Exploration, Inc. in 2011.

Philip J. McPherson, 44, Chief Financial Officer and Director: Mr. McPherson joined Citadel Exploration in September of 2012 with nearly two decades of experience in the capital markets and financial services sectors.  He started his career as a retail stock broker with Mission Capital in 1997 and became partner before it was acquired by oil and gas boutique C. K. Cooper & Company. At C.K. Cooper, Mr. McPherson was a research analyst specializing in small cap exploration & production companies.  In 2007, he joined Global Hunter Securities as a partner and managing director of the energy research group. During his Wall Street career, Mr. McPherson was presented the Wall Street Journal “Best on the Street” Award was named a Zack’s 5-Start Analyst for three consecutive years.  He is a recognized expert on California E&P firms. Mr. McPherson received his Bachelors in Economics from East Carolina University.

James Walesa, 58, Chairman of the Board:  Mr. Walesa has more than three decades of experience in financial services with an emphasis on the energy industry. He started in 1982 with First Investors (FIC) as a registered representative in Chicago and became the youngest vice president in firm history at age 26. He left FIC to form Asset Management & Protection Corporation (AMPC) in May 1988. AMPC started from scratch and today manages over $500 million. Mr. Walesa entered the energy industry in 1992 in the Permian Basin. He and some of his clients were original investors in Basic Energy Services (BAS: NYSE) and Southwest Royalties, now part of Clayton Williams Energy (CWE: NYSE). He is also a founding member of the Offshore Energy Center in Galveston, Texas. Mr. Walesa and AMPC clients continue to provide startup capital for energy related companies and was an original investor in Citadel’s first offering. Mr. Walesa previously served on the board of NASDAQ-traded Financial Assurance and several private companies. He was the Chicago Chairman for the National Multiple Sclerosis Society and is a member of the Alzheimer’s Alois Society in recognition of his leadership and support of the Alzheimer’s Association to prevent and cure dementia related disease.

James Borgna, 40, Director: Mr. Borgna is a third generation oil and gas industry supplier and producer. Mr. Borgna currently owns and operates Grey Energy LLC which supplies production facilities and process equipment in California.  Mr. Borgna specializes in scalable facilities that are fabricated work in-house. Mr. Borgna has supervised the fabrication of oil and gas facilities for many of the major operators in the San Joaquin Basin. Mr. Borgna gained valuable experience with project management, facilities design, and gained familiarity with permitting guidelines and restrictions. Prior to joining his family in the oil and gas industry Mr. Borgna served six years in the United States Navy and achieved the rank of E-5.

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

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program

In December of 2017 we formed our Compensation Committee, the Committee is chaired by James Borgna and James Walesa as member. The Compensation Committee ensures that the total compensation paid to the executives is fair, reasonable and competitive.

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

Summary Compensation

During the year ended December 31, 2015, we entered into new employment contracts with both our CEO and CFO on September 1, 2015. The contract calls for each to receive a base salary of $20,000 per month for the first 12 months. The base salary shall increase to $25,000 per month for the next 12 month period and then increase to $30,000 per month for the final 12 months of the three year contract. As of the date of the salary increase, the CEO and CFO have deferred payment of approximately $10,000 per month of salary during the first year of the contract and $15,000 per month during the second year of the contract and $20,000 per month during the third year. The CEO and CFO are also entitled to quarterly and annual bonuses upon reaching mutually agreeable objectives set by Employer and Employee. The CEO and CFO shall be entitled to receive and or participate in all benefit plans and programs of Employer currently existing or hereafter made available to executives and or senior management of the Employer.

Summary Compensation Table

The table below summarizes the total compensation earned by our Executive Officers but does not account for deferred compensation as discussed above, for the last two fiscal years ended December 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Armen Nahabedian,	2018	$360,000	-0-	-0-	-0-	-0-	-0-	-0-	$360,000
Chief Executive Officer, President, and Director (1)	2017	$320,000	-0-	-0-	-0-	-0-	-0-	-0-	$340,000

Philip McPherson	2018	$360,000	-0-	-0-	-0-	-0-	-0-	-0-	$360,000
Chief Financial Officer, Secretary, Treasurer, and Director (2)	2017	$320,000	-0-	-0-	-0-	-0-	-0-	-0-	$340,000

(1)	Mr. Nahabedian was appointed Chief Executive Officer, President, and a Director of the Company on August 9, 2011.

(2)	Mr. McPherson was appointed Chief Financial Officer, Secretary, Treasurer, and a Director of the Company on September 1, 2012.

Termination of Employment

Pursuant to the terms of the employment contracts for the company’s CEO and CFO, in the event of a change of control the CEO and CFO are entitled to five years of current monthly salary and five years of medical insurance. Additionally all unvested stock options immediately vest.

Option Grants in Last Fiscal Year

On August 1, 2018 the Board of Directors approved the granting of 500,000 stock options at $0.20 per share for a term of seven years to three of the five board members. These stock options were granted under the current 2012 Stock Incentive Plan for up to 10,000,000 shares. Currently the Company has granted 10,000,000 shares under this plan.

Director Compensation

As a result of having limited capital resources we do not currently have an established compensation package for our board members. Therefore, the Board of Directors approved issuing 500,000 stock options at $0.20 per share in 2018 as compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 16, 2019 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 48,956,147 shares of common stock outstanding.

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

Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name and address of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned

Common	Armen Nahabedian, CEO, President & Director	4,421,500	9.0%
Common	Philip J. McPherson, CFO & Director	2,030,000	4.0%
Common	James Walesa, Director(2)	7,223,686	15.0%
Common	James Borgna, Director	200,000	0.5%
Common	Kern Bluff Resources, LLC	6,000,000	12.0%
Common	Vahagn Nahabedian	4,000,000	9.0%

	All Beneficial Owners as a Group	23,875,186	49.0%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Parties’ address is care of the Company at 417 31st St. Unit A, Newport Beach, CA 92663

(2)	Includes 5,503,353 shares owned by Cibolo Creek Partners of which Mr. Walesa is a member.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the year ended December 31, 2018, the Company made the following purchases from entities considered related parties; $125,217 for oil field equipment and services from Grey Energy. Grey Energy is owned by James Borgna, who is a member of our Board of Directors.

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

Director Independence

We currently have two independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTCBB does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth the fees paid or accrued by us for the audit and other services provided by Malone-Bailey, LLP for the audit of our annual consolidated financial statements for the year ended December 31, 2018 and 2017 respectively

	Fiscal Year Ended December 31, 2018	Fiscal Year Ended December 31, 2017

Audit Fees(1)	$61,000	$47,000
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$61,000	$47,000

(1)	Audit Fees: This category represents fees for professional services provided in connection with the audit of our consolidated financial statements and review of our quarterly consolidated financial statements.

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

Not applicable.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The consolidated financial statements listed in the "Index to Consolidated Financial Statements" at page are filed as part of this report.

2.	Consolidated financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	ending	Exhibit	date
3(i)(a)	Articles of Incorporation of Citadel Exploration, Inc.		S-1		3(i)(a)	2/11/10
3(i)(b)	Certificate of Amendment – Name Change – Dated March 3, 2011		8-K		3(i)(b)	3/10/11
3(i)(c)	Certificate of Change – Dated March 3, 2011		8-K		3(i)(c)	3/10/11
3(ii)(a)	Bylaws of Citadel Exploration, Inc.		S-1		3(ii)(a)	2/11/10
10.1	Membership Purchase Agreement and Plan of Reorganization– Dated February 28, 2011		8-K		2.1	3/01/11
10.2	Addendum No. 1 to Membership Purchase Agreement and Plan of Reorganization – Dated April 27, 2011		8-K		2.2	5/3/11
10.3	Letter Agreement – Dated February 22, 2012		8-K		10.1	3/22/12
10.4	Bridge Loan Agreement		8-K		10.4	4/4/14
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.2	Presentation – Dated November 10, 2011		8-K		EX. 99.2	11/15/12
99.3	MHA Reserve Report – Dated March 19, 2019		10-K		EX. 99.3	04/16/19

101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITADEL EXPLORATION, INC.

By: /s/Armen Nahabedian

Armen Nahabedian, President

Date: April 16, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Armen Nahabedian	Chief Executive Officer (Principal Executive Officer), President, and Director	April 16, 2019
Armen Nahabedian

/s/Philip J. McPherson	Chief Financial Officer (Principal Financial Officer) Secretary, Treasurer, and Director	April 16, 2019
Philip J. McPherson

/s/James Walesa	Chairman of the Board	April 16, 2019
James Walesa

/s/James Borgna	Director	April 16, 2019
James Borgna

CITADEL EXPLORATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Citadel Exploration, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citadel Exploration Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

April 16, 2019

CITADEL EXPLORATION, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$86,441	$772,103
Other receivable	135,824	16,540
Prepaid expenses	32,633	29,280
Product inventory	—	20,107
Total current assets	254,898	838,030
Deposits	35,100	10,100
Restricted cash	200,000	200,000
Oil and gas properties (successful efforts basis)
Proved, net	5,685,535	5,018,086
Unproved	1,172,034	1,170,000
Equipment, net	67,326	82,969
Total assets	$7,414,893	$7,319,185

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,657,590	$2,220,938
Accrued interest payable	390,224	459,416
Drilling obligation, net of discount of $42,000 and $126,000 as of December 31, 2018 and December 31, 2017, respectively	676,060	700,000
Notes payable, net	2,353,003	579,951
Production payment liability, related party	300,000	300,000
Total current liabilities	6,376,877	4,260,305
Asset retirement obligation	250,358	224,380
	—	—
Total liabilities	$6,627,235	$4,484,685

Commitments and Contingencies – See Note 4

Stockholders' equity/deficit:
Common stock, $0.001 par value, 300,000,000 shares authorized, 45,000,000 and 44,449,742 shares issued and outstanding as of December 31, 2018 and December 31, 2017 respectively	45,000	44,450
Series A Preferred stock, $20.00 par value, 500,000 shares authorized, 395,615 and 394,365 shares issued and outstanding as of December 31, 2018 and December 31, 2017 respectively	7,912,300	7,887,300
Additional paid-in capital	6,150,871	5,691,239
Accumulated deficit	(13,320,513)	(10,788,489)
Total stockholders’ equity	787,658	2,834,500
Total liabilities and stockholders’ equity	$7,414,893	$7,319,185

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.

Consolidated Statements of Operations

	For the years
	ended
	December 31,
	2018	2017

Revenue	$1,066,314	$166,355

Operating expenses:
Lease operating expense	822,674	232,081
General and administrative	298,889	246,764
Depreciation, depletion and amortization	571,301	134,619
Professional fees	277,025	201,763
Executive compensation	1,216,529	651,760
Dry hole, abandonment, impairment, and exploration	—	427,353
Total operating expenses	3,186, 418	1,894,340
Other income (expenses):
Gain on settlement of prior year preferred stock liability	—	50,122
Gain – other	—	4,000
Interest expense	(411,920)	(79,481)
Total other income (expenses)	(411,920)	(25,359)

Loss before provision for income taxes	(2,532,024)	(1,753,344)

Provision for income taxes expenses(benefits)	—	—

Net loss	(2,532,024)	(1,753,344)

Series A preferred stock dividends	(791,230)	(620,347)

Deemed dividend, ORRI issued with preferred stock	—	(442,136)

Net loss available to common stockholders	$(3,323,254)	$(2,815,827)

Weighted average number of common shares	44,726,467	40,891,604
outstanding – basic and diluted

Net loss per common share - basic and diluted	$(0.07)	$(0.07)

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.

Consolidated Statements of Stockholder Equity

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Amount	Deficit	Equity
Balance at December 31, 2016	39,314,004	$39,314	—	—	$5,790,060	$(9,035,145)	$(3,205,771)
Preferred shares issued for cash	—	—	58,750	1,175,000	—	—	1,175,000
Preferred shares issued to settle note payable	—	—	5,250	105,000	—	—	105,000
Preferred shares issued to settle preferred stock payable	—	—	330,365	6,607,300	—	—	6,607,300
Common shares issued for special preferred stock dividend	3,101,736	3,102	—	—	(3,102)	—	—
Common shares issued to settle accrued interest on preferred stock	2,034,002	2,0334	—	—	242,046	—	244,080
Contribution from related party on preferred stock interest	—	—	—	—	104,371	—	104,371
Deemed dividend, ORRI issued with preferred stock	—	—	—	—	(442,136)	—	(442,136)
Net Loss						(1,753,344)	(1,753,344)
Balance at January 1, 2017	44,449,742	$44,450	394,365	$7,887,300	$5,691,239	$(10,788,489)	$2,834,500
Common shares issued for services rendered	450,262	450	—	—	89,602	—	90,052
Common shares issued to settle bonus payable	100,000	100	—	—	19,900	—	20,000
Preferred shares issued for cash	—	—	1,250	25,000	—	—	25,000
Warrants on senior secured facility	—	—	—	—	225,170	—	225,170
Stock option expense, related to stock-based compensation issued with executive compensation	—	—	—	—	124,960	—	124,960
Net loss						(2,532,024)	(2,532,024)
Balance at December 31, 2018	45,000,004	$45,000	395,615	$7,912,300	$6,150,871	$(13,320,513)	$787, 658

See accompanying notes to consolidated financial statements.

CITADEL EXPLORATION, INC.

Consolidated Statements of Cash Flows

	For the years
	Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,532,024)	(1,753,344)
Depreciation, amortization and accretion	571,302	134,619
Amortization of debt discount	248,035	—
Abandonment and impairment	—	427,353
Stock based compensation expense	215,011	—
Gain on settlement of prior year preferred stock liability	—	(50,122)
Overriding royalty interest granted as compensation	430,092	—
Changes in operating assets and liabilities:
Decrease (increase) in inventory	—	(191)
Decrease (increase) in other receivable	(119,284)	(9,398)
Decrease (increase) in prepaid expenses	58,884	57,076
Increase in deposits	(25,000)	(200)
Decrease in restricted cash		45,000
Increase in accrued interest payable	160,196	170,640
Increase in accounts payable and accrued liabilities	556,652	636,680
Net cash used in operating activities	(436,135)	(341,887)
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development of oil and gas properties	(1,602,400)	(981,622)
Purchase of equipment	(6,749)	(6,214)
Net cash used in investing activities	(1,609,149)	(987,876)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock, net of costs	25,000	1,175,000
Proceeds from loans payable	1,520,612	605,000
Proceeds (payments) from drilling liability	(107,940)	700,000
Repayments of notes payable	(78,050)	(566,927)
Net cash provided by financing activities	1,359,622	1,913,073
Net increase in cash and restricted cash at beginning of year	(685,662)	583,310
Cash and restricted cash at beginning of year	972,103	188,793
Cash and restricted cash at end of year	$286,441	$772,103

Supplemental disclosures of cash flow information:
Income taxes paid	$—	$2,300
Reclass of inventory to O&G properties	$20,107	$—
Non-cash investing and financing activities:
Preferred shares issued to settle preferred stock payable	$—	$6,607,300
Preferred shares issued to settle note payable	$—	$105,000
Debt Discount from drilling liability	$—	$126,000
Common Stock issued for preferred stock dividend	$—	$3,102
Financing of vehicles	$—	$67,078
Financing of insurance premium	$—	$52,920
Common shares issued to settle accrued interest on preferred stock	$—	$244,080
Deemed dividend, ORRI issued with preferred stock	$—	$442,136
Gain of settlement of prior year preferred stock liability recorded in APIC	$—	$104,371
Debt discount for warrants issued on loans	$225,170	$—
Accrued interest payable rolled over to senior loan facility	$229,388	$—
Asset retirement obligation	$12,128	$—
Insurance premium financing	62,237
Non-cash addition to loan payable for payment of San Benito litigation	$100,000	$—
Shares issued to settle bonus payable	$20,000	$—

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

Principles of consolidation

For the years ended December 31, 2018 and 2017, the consolidated financial statements include the accounts of Citadel Exploration, Inc. and Citadel Exploration, LLC.   All significant intercompany balances and transactions have been eliminated.   Citadel Exploration, Inc. and Citadel Exploration, LLC will be collectively referred herein to as the “Company”.

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

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (continued)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018 and 2017. See Footnote No. 13, “Fair Value of Financial Instruments,” for further information. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Stock-based compensation

The Company records stock-based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

Debt discount

The Company records debt discount as a contra liability account and is presented net of the associated loan. The discount is amortized over the life on the loan using the straight-line method because the straight-line method approximates the effective interest method.

Revenue Recognition

 The new revenue standard (ASC606) requires more quantitative and qualitative disclosure that prior guidance. More specifically the following areas have been a concern for the SEC. As such Citadel will address each of these matters in the following bullet points.

As background, Citadel Exploration has one source of revenue, Phillips 66, the refiner that purchases our crude oil. Citadel receives a check from the purchaser Phillips 66 on the 20th of the Month following said production. The revenue amount is net of transportation costs, currently $1.45 per barrel. The price received is based upon the purchaser contract which is the average of the posted price for heavy oil in California. For natural gas, there is no revenue as our field does not produce economic quantities of natural gas. For gathering and transportation sales, there are no sales or revenues. We own and operate all gathering equipment and infrastructure. Revenues from oil and gas sales are recognized when once we have received payment from the refiner.

  Performance Obligations: Phillips 66 has been our purchaser for the last two years and has never missed a payment. From a qualitative measure they could not perform any better.
  Variable Consideration: The price Citadel receives for its oil, is tracked daily by several services including Bloomberg.com, oilprice.com and on Chevron’s webpage. This price is wildly available and transparent. Citadel does not calculate, or control said price. From a quantitative standpoint, we do not have any control. From a qualitative standpoint, we compare what we are paid, versus what prices averaged for the quarter.
  Recognizing revenue: Citadel is sent an oil ticket summary on or around the 10th of the month, depending on if the date is on a weekend. That summary provides a detailed summary of date and barrels sold and at what price. The revenue is recognized in the quarter that the oil is sold, as we are paid for the oil on the 20th of the following month.
  Costs to obtain a contract: The only cost that Citadel incurs is a transportation cost. The actual contract has no costs. As an example, prior to Phillips 66 we sold to Plains All American (PAA). Our PAA contract charged us $1.95 for transportation. Through various contacts we were introduced to Phillips 66, and they quoted Citadel a transportation cost of $1.45. Both contracts were based on the exact same California heavy oil index for price, therefore the ability to save/realize an additional $0.50 per barrel was the motivation for the change. From a qualitative standpoint, Phillips 66 and PAA are both multibillion-dollar companies. Therefore, we did not see a difference in credit risk to getting paid.
  Gross versus net presentation: This does not apply as we are paid the gross value of our oil minus transportation costs. We do not accept a discount.
  Disaggregated revenue: This does not apply as we sell oil from one facility at one oil field and do not have multiple fields or multiple refiners.

In conclusion, Citadel’s business and hence revenue is pretty simple and straight forward. We sell one product, to one refiner, and we are paid once a month.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The net operating loss carryforward for the year ended December 31, 2018 is $11,534,488 and the deferred tax asset is $3,595,000. The Company maintains a full valuation allowance for the deferred tax asset of $3,595,000.

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2018 and 2017, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2018 and 2017, no income tax expense has been recorded.

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

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the exploration stage and, accordingly, has not yet generated significant revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred a net loss for year ended December 31, 2018 of $2,532,025. In addition, the Company’s exploration activities since inception have been financially sustained through debt and equity financing. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Note 3 – Restricted Cash

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

Note 4 – Commitments and Contingencies

Operating Leases

No operating leases for year ended December 31, 2018

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

The Company is not aware of any environmental claims existing as of December 31, 2018. There can be no assurance, however, that the current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Oil and Gas Properties,   Buildings, and Equipment

Oil and natural gas properties consist of the following:

	2018	2017
Oil and Natural Gas:
Proved properties	$4,121,940	$3,468,306
Unproved properties	1,172,034	1,170,000
Facilities	2,231,561	2,244,716
	7,525, 535	6,883,022
Less oil property impairment		(562,030)
Less accumulated depreciation, depletion, and amortization	(667,966)	(132,906)
	$6,857, 569	$6,188,086

During the year ended December 31, 2018, the Company spent $1,602,400 to continue to develop the Kern Bluff field and associated facilities. Also, during the year, the Company granted a 2% overriding royalty interest to management which was valued at $430,092.

As an annual process, Citadel reviewed the field to determine if asset impairment is required. If the carrying amount of the asset exceeds the sum of the undiscounted estimated future net cash flows, the Company will recognize impairment expense equal to the difference between the carrying value and the fair value of the asset, which is estimated to be the expected present value of discounted future net cash flows from proved reserves, utilizing a 10% rate of return. This process includes a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. Citadel cannot predict the amount of impairment charges that may be recorded in the future. During the year ended December 31, 2017, the Company reduced the asset value by $427,353 due to focusing CAPEX at Kern Bluff and idling operations at Yowlumne. During the year ended December 31, 2018, the Company did not have any impairment of assets.

Kern Bluff Oil Field

The Kern Bluff Oil Field is comprised of approximately 1,100 acres. The field currently has 15 producing wells and an additional 20 idle well bores.

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Income Taxes

The (benefit) provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2018	2017
Current:
Federal	$—	$—
State	4	2
	4	2
Deferred:
Federal	—	—
State	—	—
	—	—
Total	$4	$2

The components of the net deferred income tax liabilities consist of the following:
	Year Ended December 31,
	2018	2017
Deferred income tax assets:
Equity and deferred compensation	255	239
Net operating loss	2,442	1,918
State net operating loss carry forward	1,020	808
Other, net	—	—
Total deferred tax assets	3,697	2,965
Valuation allowance	(3,211)	(2,907)
	486	58
Deferred income tax liabilities:
Depreciation and depletion	(486)	(58)
Net deferred income tax liabilities	$—	$—

As of the year ended December 31, 2018, the Company does not have any uncertain tax positions. As of December 31, 2018, we had approximately $11,534,488 in net operating loss carryforwards for each federal and state income tax purposes. The net operating loss carryforward will begin to expire in 20 years if left unused. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has concluded that there is no assurance that the company will have taxable income in the future; therefore 100% of the deferred income tax assets is not recognized.

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

Note 7 – Equipment

Equipment as of December 31, 2018 and 2017 are as follows:

	2018	2017
Vehicles	$83,578	$83,578
Website	1,375	1,375
Furniture/Computer Equip	20,380	20,380
Material/Pipe Supplies	6,750	0
Less: Accumulated depreciation	(44,758)	(22,364)
	$67,325	$18,530

Two vehicles were purchased during the year ended December 31, 2017 totaling $73,292. Of this amount, $67,078 was financed and $6,214 was paid in cash. Depreciation expense for the years ended December 31, 2018 and 2017, respectively, was $22,392 and $8,854.

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Debt

Loan payable

Notes payable consists of the following:

	December 31, 2018	December 31, 2017
Note payable to an entity for the financing of insurance premiums, unsecured; 7.99% interest, due March 2019	$13,939	$14,548
Note payable to an entity for the financing of a company vehicle, secured; 4.95% interest, due October 2022	25,598	32,351
Note payable to an entity for the financing of a company vehicle, secured; 4.95% interest, due November 2022	26,390	33,052
Senior Secured Debt, 10% interest; due March 31, 2019 and March 31,2017 respectively	2,350,000	500,000
Unamortized debt discount	(62,924)	—
Notes Payable/Senior Secured Credit Facility – Total	$2,353,003	$579,951

During the 2018 period, the Company received proceeds of $2,350,000 in the form of a senior secured credit facility. The senior secured credit facility carries a 10% interest rate and also includes one five-year warrant at $0.10 per share for every two dollars outstanding. As of March 31st, 2019, the entire principal and interest was due on the loan. The loan carried a financial covenant requiring the Company to generate one million in EBITDA as of December 31, 2018, the Company did not meet that obligation. Do to this non-compliance the Company is currently in default on the loan. Additionally, the Company was not able to repay the loan on its maturity date and is therefore in default on the loan. Repayments of notes for year ended December 31, 2018 and 2017, respectively, was $78,050 and $566,927. Interest expense for the year ended December 31, 2018 was $165,673 and relates to notes payable and insurance financing. Interest expense for the year ended December 31, 2017 was $79,481 and relates to notes payable and insurance financing. For year ended December 31, 2017 a note of $52,920 was used to finance insurance for the year.

Drilling Obligation

The Company entered into a drilling Joint Venture agreement with investors to drill two exploration wells in 2017. The $700,000 drilling liability has an 18% rate of return due to the investor and as such, the Company booked a discount of $126,000 of which $84,000 has been amortized during the year ended December 31, 2018, leaving a balance at December 31, 2018 of $42,000. The discount is being amortized over 18 months. The term is an estimate based on when management expects this liability to be fully settled.

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

The following table summarizes the activity for the Company's abandonment obligations:

	Year Ended December 31,
	2018	2017
Beginning balance at January 1	$224,380	$217,212
Liabilities incurred from property acquisition	12,129	—
Accretion expense	13,848	7,168
Ending balance at December 31	$250,357	$224,380

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

In October of 2016, the Company sold 10,350 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $207,000.

In November of 2016, the Company sold 29,330 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $586,600.

In December of 2016, the Company sold 13,300 shares of Series A Convertible Participating Preferred Stock for cash in the amount of $266,000.

As detailed above in the related 2016 issuances, the Company issued 330,365 shares of Series A Convertible Participating Preferred stock to settle the 2016 preferred stock payable in the amount of 6,607,300. These shares were sold in 2016, but issued in 2017.

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

In December of 2017, the Company issued 3,101,736 shares of common stock as payment for dividend on the Series A Preferred Stock during 2017.

In December of 2017, the Company adopted the 2017 Restricted Stock Unit Plan (RSU) authorizing the issuance of 10,000,000 restricted stock units to management and future employees.

In January of 2018, the Company sold 1,250 shares of Series A Convertible Participating Preferred Stock payable in cash in the amount of $25,000.

In March of 2018, the Company awarded 5,500,000 Restricted Stock Units (RSU) to its CEO, CFO and General Counsel. The Restricted Stock Units have a 2-year vesting period and therefore have not been issued.

In January of 2019, the Company issued 3,956,147   shares of common stock as payment for dividend on the Series A Preferred Stock during 2018.

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 12 – Stock Option Plan

On August 1, 2018 as approved by the Board of Directors, the Company granted 500,000 stock options to three members of the Board of Directors.  These options vest over a three year period, at $0.15 per share for a term of seven years. using the Black Scholes option pricing model with an expected life of 7 years, risk free interest rate of 1.872%, dividend yield of 0%, and expected volatility of 333%.

The following is a summary of the status of all of the Company’s stock options as of December 31, 2018 and changes during the period ended on that date:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2017	9,500,000	$0.20	$—	3.26
Exercisable at January 1, 2017	9,500,000	$0.20	$—	3.26
Granted		$0.00	$—	—
Exercised	—	$0.00	$—	—
Cancelled	—	$0.00	$—	—
Outstanding at December 31, 2017	9,500,000	$0.20	$—	3.26
Exercisable at December 31, 2017	9,500,000	$0.20	$—	3.26
Granted	500,000	$0.20	$—	2.48
Exercised	—	$0.00	$—	—
Cancelled	—	$0.00	$—	—
Outstanding at December 31, 2018	10,000,000	$0.20	$—	2.48
Exercisable at December 31, 2018	10,000,000	$0.20	$235,000	2.48

Note 13 – Warrants

In March 2018, the Company closed on a $3,000,000 Senior Secured Credit Facility with $1,750,000 drawn. As per the terms of the agreement, the investors receive one warrant for every two dollars invested. As such the Company issued 875,000 warrants at $0.10 per share with a five-year term. The Company closed on an additional $500,000 of debt in August of 2018 and $100,000 of debt in October 2018 as such the Company issued 250,000 warrants and 50,000 warrants all at the same price and duration as the original tranche. These warrants were fair valued using the Black-Sholes method with an assumption of an average volatility rate of 253%. The relative fair value was recognized as debt discount

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Warrants (Continued)

The following is a summary of the status of the Company’s stock warrants as of December 31, 2018 and changes during the period ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at January 1, 2017	—	$0.00	—
Granted	875,000	$0.20	4.21
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Outstanding at March 31, 2018	875,000	$0.20	4.21
Exercisable at March 31, 2018	875,000	$0.20	4.21
Granted	250,000	$0.20	4.73
Exercised	—	$0.00	—
Cancelled	—	$0.00	—
Forfeited	—	$0.00	—
Outstanding at September 30, 2018	1,125,000	$0.20	4.32
Exercisable at September 30, 2018	1,125,000	$0.20	4.32
Granted	50,000	$0.20	4.79
Exercised	—	$0.00	—
Outstanding at December 31, 2018	1,175,000	$0.20	4.34

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

During the year ended December 31, 2018 and December 31, 2017, Jim Walesa and Cibolo Creek Partners invested a total of $0 and $630,000   into the Company’s Series A Preferred Shares. During 2017, the Company has issued Jim Walesa and Cibolo Creek Partners a total of 2,413,867 shares in common stock.

During the year ended December 31, 2018 and December 31, 2017, the Company made the following purchases in the amount of $125,217   and $71,328, respectively, from an entity considered a related party for oil field equipment and services from Grey Energy. Grey Energy is owned by James Borgna, who is a member of our Board of Directors.

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Subsequent Events

On April 15th 2019,  the Company entered into an extension agreement with its Senior Secured Lender. As of March 31, 2018, the entire principal and interest on its Senior Secured Credit Facility was due and the Company was in default for non-payment. The Lender has granted the Company an extension to allow more time to refinance. There is no certainty that the Company will be able to refinance its debt, which could result in the Lender foreclosing on the Kern Bluff Oil Field or pursuing a sale of the assets to meet the Company’s obligations.

Note 16  - Supplemental Information about Oil & Natural Gas Producing Activities (Unaudited)

The Company’s oil and natural gas reserves are attributable solely to properties within the United States.

Capitalized Costs

	December 31,
	2018	2017
Oil and natural gas properties:	(in thousands)
Proved properties	$4,513	$3,513
Unproved properties	1,172	1,170
Facilities	2,415	2,200
Total oil and natural gas properties	8,100	6,883
Less oil property impairment	(562)	(562)
Less accumulated depreciation, depletion and amortization	(668)	(133)
Net oil and natural gas properties capitalized	$6,870	$6,188

Costs Incurred for Oil and Natural Gas Producing Activities

	Year Ended December 31,
	2018	2017	2016
Acquisition costs:	(in thousands)
Proved properties	$—	$—	$—
Unproved properties	—	—	—
Development costs	2,211	344	2,171
Total	$2,211	$344	$2,171

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16  - Supplemental Information about Oil & Natural Gas Producing Activities (Unaudited)(Continued)

Reserve Quantity Information

The following information represents estimates of the Company’s proved reserves as of December 31, 2018, which have been prepared and presented under SEC rules. These rules require SEC reporting companies to prepare their reserve estimates using specified reserve definitions and pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The pricing that was used for estimates of the Company’s reserves as of December 31, 2018 was based on an unweighted average 12-month average WTI posted price per Bbl for oil as set forth in the following table:

	Year Ended December 31,
	2018	2017	2016
Oil (per Bbl)	$65.01	$45.94	$45.53

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

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16  - Supplemental Information about Oil & Natural Gas Producing Activities (Unaudited)(Continued)

The following table provides a roll forward of the total proved reserves for the years ended December 31, 2018, 2017, and 2016, as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year:

	Year Ended December 31, 2018
	Crude Oil	Natural Gas
	(Bbls)	(Mcf)	Boe
	(in thousands)
Proved Developed and Undeveloped Reserves:
Beginning of the year	1,234	—	1,234
Extensions and discoveries	—	—	—
Revisions of previous estimates	55	—	55
Purchases of reserves in place		—
Divestures of reserves in place	—	—	—
Production	(17)	—	(17)
End of the year	1,272	—	1,272

Proved Developed Reserves:
Beginning of the year	282	—	282
End of the year	254	—	254

Proved Undeveloped Reserves:
Beginning of the year	952	—	952
End of the year	1,018	—	1,018

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16  - Supplemental Information about Oil & Natural Gas Producing Activities (Unaudited)(Continued)

	Year Ended December 31, 2017
	Crude Oil	Natural Gas
	(Bbls)	(Mcf)	Boe
	(in thousands)
Proved Developed and Undeveloped Reserves:
Beginning of the year	1,160	—	1,160
Extensions and discoveries	—	—	—
Revisions of previous estimates	78	—	78
Purchases of reserves in place		—
Divestures of reserves in place	—	—	—
Production	(4)	—	(4)
End of the year	1,234	—	1,234

Proved Developed Reserves:
Beginning of the year	240	—	240
End of the year	282	—	282

Proved Undeveloped Reserves:
Beginning of the year	920	—	920
End of the year	952	—	952

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

CITADEL EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16  - Supplemental Information about Oil & Natural Gas Producing Activities (Unaudited)(Continued)

The estimates of future cash flows and future production and development costs as of December 31, 2018, 2017, and 2016 are based on the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	December 31,
	2018	2017	2016
	(in thousands)
Future cash inflows	$82,708	$56,674	$41,220
Future development costs	(9,575)	(9,350)	(8,785)
Future production costs	(36,289)	(29,232)	(25,567)
Future income tax expenses	(5,476)	(1,521)	(860)
Future net cash flows	31,368	16,571	6,008
10% discount to reflect timing of cash flows	(14,033)	(6,871)	(2,927)
Standardized measure of discounted future net cash flows	$17,335	$3,081	$7,107

In the foregoing determination of future cash inflows, sales prices used for oil and natural gas for December 31, 2018, 2017, and 2016, were estimated using the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for each month. Prices were adjusted by lease for quality, transportation fees and regional price differentials. Future costs of developing and producing the proved gas and oil reserves reported at the end of each year shown were based on costs determined at each such year-end, assuming the continuation of existing economic conditions. Future income tax expenses are computed by applying the appropriate year-end statutory income tax rates to the estimated future pre-tax net cash flows relating to proved oil and natural gas reserves, less the tax bases of the properties involved. The future income tax expenses give effect to income tax deductions, credits, NOL’s and allowances relating to the proved oil and gas reserves. All cash flow amounts, including income taxes, are discounted at 10%.

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

Changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Standardized measure of discounted future net cash flows at the beginning of the year	$9,700	$3,081	$7,107
Sales of oil and natural gas, net of production costs	(271)	(66)	(5)
Purchase of minerals in place	—	—	—
Divestiture of minerals in place	—	—	—
Extensions and discoveries, net of future development costs	—	—	—
Previously estimated development costs incurred during the period	1,559	334	—
Net changes in prices and production costs	8,839	4,826	8,927
Changes in estimated future development costs	(121)	(324)	4,356
Revisions of previous quantity estimates	1,329	(1,896)	(21,886)
Accretion of discount	970	267	420
Net change in income taxes	(2,122)	314	2,114
Net changes in timing of production and other	(2,548)	—	2,048
Standardized measure of discounted future net cash flows at the end of the year	$17,335	$9,700	$3,081