Form 10-Q
period 2019-03-31
Citadel Exploration, Inc.
filed 2019-05-20
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________________________________________

Form 10-Q

___________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 20, 2019 was 48,956,151   shares.

CITADEL EXPLORATION, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CITADEL EXPLORATION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$94,322	$86,441
Accounts receivable	39,269	135,824
Prepaid expenses	11,158	32,633
Total current assets	144,749	254,898

Long term assets Right-of-use asset	69,173	—
Deposits	35,100	35,100
Restricted cash	200,000	200,000
Oil and gas properties (successful efforts basis) Proved, net	5,612,675	5,685,535
Unproved	1,172,034	1,172,034
Fixed asset, net	63,415	67,326

Total assets	$7,297,146	$7,414,893

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,723,515	$2,657,590
Accrued interest payable	478,350	390,224
Drilling obligation, net of discount of $21,000 and $42,000 as of March 31, 2019 and December 31, 2018 respectively	686,082	676,060
Notes payable, net of unamortized discount	2,398,628	2,353,003
Operating lease liability	69,173	—
Production payment liability - related party	300,000	300,000
Total current liabilities	6,655,748	6,376,877

Asset retirement obligation	253,880	250,358

Total liabilities	6,909,628	6,627,235

Stockholders' equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 48,956,151 and 45,000,004 shares issued and outstanding as of March 31, 2019 and December 31, 2018 respectively	48,957	45,000
Series A Preferred stock, $20.00 par value, 500,000 shares authorized, 400,615 and 395,615 shares issued and outstanding as of March 31, 2019 and December 31, 2018 respectively	8,012,300	7,912,300
Additional paid-in capital	6,146,914	6,150,871
Accumulated deficit	(13,820,653)	(13,320,513)
Total stockholders' equity	387,518	787,658

Total liabilities and stockholders' equity	$7,297,146	$7,414,893

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months
	ended
	March 31,
	2019	2018

Revenue	$175,592	$212,554
Operating expenses:
Lease operating expense	169,020	285,796
General and administrative	56,806	73,126
Depreciation, amortization	75,024	133,426
Professional fees	21,973	80,645
Executive compensation	180,000	180,000
Total operating expenses	502,823	752,993

Other expenses:
Interest expense	(172,909)	(11,476)
Total other expenses	(172,909)	(11,476)
Loss before income taxes	(500,140)	(551,915)
(Provision) benefit for income taxes	—	—
Net loss	$(500,140)	$(551,915)

Series A preferred stock dividends	(195,755)	(194,789)
Net loss available to common stockholders	$(695,895)	$(746,704)

Weighted average number of common shares outstanding - basic and diluted	48,164,922	44,718,759
Net loss per share – basic and diluted	$(0.01)	$(0.02)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Amount	Deficit	Equity
Balance at December 31, 2017	44,449,742	$44,450	394,365	$7,887,300	$5,691,239	$(10,788,489)	$2,834,500
Common shares issued for services rendered	450,262	450	—	—	89,602	—	90,052
Common shares issued to settle bonus payable	100,000	100	—	—	19,900	—	20,000
Preferred shares issued for cash	—	—	1,250	25,000	—	—	25,000
Debt discount on warrants issued	—	—	—	—	158,666	—	158,666
Net loss	—	—	—	—	—	(551,915)	(551,915)
Balance at March 31, 2018	45,000,004	$45,000	395,615	$7,912,300	$5,959,407	$(11,340,404)	$2,576,303

Balance at December 31, 2018	45,000,004	$45,000	395,615	$7,912,300	$6,150,871	$(13,320,513)	$787, 658
Common shares issued for special preferred stock dividends	3,956,147	3,957	—	—	(3,957)	—	—
Preferred shares issued for cash	—	—	5,000	100,000	—	—	100,000
Net loss	—	—	—	—	—	$(500,140)	$(500,140)
Balance at March 31, 2019	48,956,151	$48,957	$400,615	$8,012,300	$6,146,914	$(13,820,653)	$387,518

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months
	Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(500,140)	$(551,915)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	75,024	133,426
Stock based compensation expense	—	90,051
Amortization of debt discount	83,918	—
Changes in operating assets and liabilities:
Decrease (increase) in other receivable	96,555	(82,420)
Decrease (increase) in prepaid expenses	21,475	23,984
Increase (decrease) in accrued interest payable	88,126	10,349
Increase (decrease) in accounts payable and accrued payables	80,412	(131,492)
Net cash used in operating activities	(54,630)	(508,017)
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development of oil and gas properties	(9,218)	(1,039,413)
Cash received from disposal of O&G asset	—	100,215
Net cash used in investing activities	(9,218)	(939,198)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock	100,000	25,000
Proceeds from notes payable	—	920,612
Proceeds (payments) from (to) drilling liability	(10,978)	—
Repayments of notes payable	(17,293)	(19,229)
Net cash provided by financing activities	71,729	926,383
Net increase in cash and restricted cash	7,881	(520,832)
Cash and restricted cash at beginning of year	286,441	972,103
Cash and restricted cash at end of the period	$294,322	$451,271

Supplemental disclosures of cash flow information:
Income taxes paid	$—	$—
Interest paid	—	—

Non-cash investing and financing activities:
ROU asset and operating lease obligation recognized upon adoption of Topic 842 in 2019	92,231	—

Shares issued to pay off bonus payable	—	20,000
Common shares issued for preferred dividends in 2019	3,957	—
Debt discount from senior secured credit facility	—	158,667
Asset retirement obligation	—	12,128
O&G property purchased still in AP	14,487	26,248
Non-cash addition of senior loan facility for payment of San Benito litigation	—	100,000
Accrued interest payable rolled over to senior loan facility	—	229,388

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 and notes thereto included in the Company’s 10-K annual report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Principles of consolidation

The consolidated financial statements include the accounts of Citadel Exploration, Inc., Citadel Exploration, LLC and Citadel Kern Bluff, LLC, the Company’s wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. Citadel Exploration, Inc., Citadel Exploration, LLC and Citadel Kern Bluff, LLC will be collectively referred herein to as “we”, “our or the “Company”.

Nature of operations

Currently, the Company is focused on the acquisition and development of oil and gas properties in California.

Impairment

The Company evaluates the impairment of its proved oil and natural gas properties on a field-by-field basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying values of proved properties are reduced to fair value when the expected undiscounted future cash flows are less than net book value. The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. As of March 31, 2019, management believes that no impairment indicators exist.

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

Fair value of financial instruments

The carrying value of the Company’s financial instruments, including cash, due to shareholders/related parties, accounts and other payables and notes payable approximate their fair values due to the immediate or short-term maturity of these instruments. It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of March 31, 2019 and December 31, 2018.

Earnings per share

The Company follows ASC Topic 260 to account for earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition Policy

On  January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, and the series of related ASU’s that followed under ASC Topic 606 (collectively, “Topic 606”). Under Topic 606, revenue will generally be recognized upon delivery of our produced oil volumes to our customers. Our customer sales contract is only for oil as we do not produce any natural gas volumes for sale. Under Topic 606, each unit (barrel) of commodity product represents a performance obligation which is sold at variable prices, determinable on a daily basis. The pricing provisions of our contracts are primarily tied to market index with certain adjustments based on factors such as delivery, product quality and prevailing supply and demand conditions in geographic areas in which we operate. We will allocate the transaction price to the performance obligation and recognize revenue upon delivery of the commodity product when the customer obtains control. Control of our produced oil volumes passes to our customers when the oil is measured by a trucking oil ticket. The Company has no control over the commodities after that point and the measurement at those points dictates the amount on which the customer’s payment is based. Our oil revenue stream includes volumes burdened by royalty and other joint owner working interests. Our revenues are recorded and presented on our financial statements net of the royalty and other joint owner working interests. Our revenue stream does not include any payments for services or ancillary items other than the sale of oil. We record revenue in the month our production is delivered to the purchaser. However, settlement statements and payments for our oil sales may not be received for up to 60 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized. Topic 606 will not change our pattern of timing of revenue recognition. We utilized the modified retrospective method for adoption of Topic 606, and in accordance with this method our consolidated financial statements for periods prior to January 1, 2018 were not materially affected or revised. The Company does not disaggregate revenue, as all revenue is generated from oil at one property located in California.

Recent pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2016-02 and these additional ASUs are now codified as Accounting Standards Codification Standard 842 - “Leases” (“ASC 842”). ASC 842 supersedes the lease accounting guidance in Accounting Standards Codification 840 “Leases” (“ASC 840”) and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company elected to utilize the “package” of three expedients, as defined in ASC 842, which retain the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. The Company’s consolidated financial statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with the Company’s historical accounting policy. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s consolidated balance sheet of approximately $92,231. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s retained earnings.

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company has experienced recurring losses resulting in an accumulated deficit and a working capital deficit as of March 31, 2019 of $13,820,653 and $6,510,999, respectively. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing. These factors raised substantial doubt as to the Company’s ability to continue as a going concern.

There can be no assurance that the Company will be successful to raise sufficient cash to operate over the 12 months immediately following the issuance of its financial reports.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – OIL AND GAS PROPERTIES

Oil and natural gas properties, buildings and equipment consist of the following:

	March 31, 2019	December 31, 2018
Oil and Natural Gas:
Proved properties	$4,116,671	$4,121,940
Unproved properties	1,172,034	1,172,034
Facilities	2,231,561	2,231,561
	7,520,266	7,525,535

Less - accumulated depreciation, depletion, and amortization	(735,557)	(667,966)
	$6,784,709	$6,857,569

For the three months ended March 31, 2019 and March 31, 2018 total depreciation and depletion expense amounted to $75,024 and $133,426, respectively.

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 4 – CASH AND RESTRICTED CASH

Amounts in consolidated balance sheets included as cash and restricted cash on the Company’s consolidated statements of cash flows are as follows:

	March 31, 2019	December 31, 2018

Cash	$94,322	86,441
Restricted cash – long term	200,000	200,000
Total cash and restricted cash	$294,322	$286,441

Restricted cash consists of one bond totaling $200,000 as of March 31, 2019. This bond was required in the normal course of business in the oil and gas industry. The bond totaling $200,000 was purchased in August 2015 following the acquisition of the Kern Bluff Oil Field. This was a blanket bond, which will cover 50 wells.

NOTE 5 – DEPOSITS

The Company had deposits of $35,100 for March 31, 2019 and December 31, 2018.

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2019 (unaudited)	December 31, 2018
Note payable to an entity for the financing of insurance premiums, unsecured; 7.75% interest, due March 2018	$—	$13,939
		—
Senior Secured Facility Loan 10% interest; due March 31, 2019.	2,350,000	2,350,000
Unamortized debt discount	—	(62,924)

Note payable to an entity for the financing of a company vehicle, secured; 4.95% interest, due October 2022	23,928	25,598
Note payable to an entity for the financing of a company vehicle, secured; 4.95% interest, due November 2022	24,700	26,390
Total – Notes Payable	$2,398,628	$2,353,003

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 6 – NOTES PAYABLE (CONTINUED)

In March of 2018, the Company closed on a $3,000,000 senior secured credit facility. The facility bears 10% interest and has a one-year term. For every two dollars drawn on the facility, the investor receives one five-year warrant to purchase common stock at a price of $0.10. The Company has drawn down $2,350,000 on the facility and issued 1,175,000 warrants. The warrants were valued using the relative fair value and the amount recorded as a debt discount amortized over the life of the line of credit using effective interest method. Future drawdowns are at the discretion of the lender. The senior secured facility is secured by a deed of trust on the Kern Bluff Oil Field. Proceeds from the first draw where used to retire the previous bridge loan and accrued interest. Subsequent draws were used for general corporate purposes. The facility required the Company to achieve $1,000,000 in EBITDA as of December 31, 2018, which it did not attain. As such, the Company was in default of the facility’s covenants as of January 1, 2019 requiring the Company to pay a default interest rate of 15%. As of March 31, 2019 the Company was in default on its loan. The lender granted the Company a 45-day extension to refinance the loan. At this time, the Company has not been able to refinance the loan and remains in default.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300,000,000 shares of its $0.001 par value common stock.

The Company is authorized to issue 500,000 shares of Series A Convertible Participating Preferred Stock.

In January of 2019, we issued 3,956,147 shares of our common stock valued at $0.20 as dividend payment on our Series A Preferred Stock.

In March of 2019, we sold an additional 5,000 shares of Series A Convertible Participating Preferred Stock for cash proceeds of $100,000.

NOTE 8 – STOCK OPTION PLAN

The following is a summary of the status of all of the Company’s stock options as of March 31, 2019 and changes during the three months ended March 31, 2019:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2018	10,000,000	$0.20	$—	2.48
Exercisable at December 31, 2018	10,000,000	$0.20	$—	2.48
Outstanding at March 31, 2019	10,000,000	$0.20	$—	2.23
Exercisable at March 31, 2019	10,000,000	$0.20	$—	2.23

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 – WARRANTS

The Company did not issue any new warrants during the three months ended March 31, 2019. Warrant activity for the three months ended March 31, 2019 is as follows:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2018	1,175,000	$0.10	4.34
Granted	—	$0.00	—
Exercised	—	$0.00	—
Outstanding at March 31, 2019	1,175,000	$0.10	4.10

NOTE 10 – RELATED PARTY TRANSACTIONS

During the period the Company did not have any purchases of equipment from related parties; historically the Company had purchased oil field equipment from one of its board members. As of March 31, 2019 and December 31, 2018, the Company had a production payment liability of $300,000 outstanding to a related party.  The Company also has accrued interest related to a loan of $233,085 due to a related party.

NOTE 11 – DRILLING OBLIGATION

The Company entered into a joint venture agreement with investors to drill two wells in the fourth quarter of 2017. The $700,000 liability has an 18% rate of return. The Company originally booked a debt discount of $126,000 on this obligation which is amortized over a period of 18 months. Amortization of debt discount for each of the three months ended March 31, 2019 and 2018 amounted to $21,000.

NOTE 12 – SUBSEQUENT EVENTS

On April 15, 2019 the Company executed an extension agreement with its Senior Secured lender which extended the maturity date of the loan to May 15, 2019. The Company was not able to settle the loan on the extended maturity date and is currently in default of its obligation. We continue to work with our lender to refinance the loan. The loan is secured by a deed of trust on the Kern Bluff Oil Field.

On May 1, 2019 Armen Nahabedian tendered his resignation as Director, CEO & President of the Company.

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

In July of 2016, Citadel completed its facility upgrades. The new facilities have production capacity of 500 BOPD. Citadel drilled three wells in June of 2016 and returned to production 9 idle wells.

 In December of 2017, Citadel completed the installation of a 25MM BTU steam generator. The oil at Kern Bluff is characterized as heavy oil, therefore requiring stimulation via steam injection. This steam generator has capacity of over 1,400 barrels of steam per day (BOSPD) which will allow the Company to steam approximately 50 wells per year.

In February of 2018, Citadel completed the drilling of three new wells. The company currently has approximately 14 wells on production and has seen field wide production increase from approximately 20 barrels per day to approximately 100 barrels per day.

In the first quarter of 2019, California experienced a spike in natural gas prices due to cold weather, and pipeline outages. As such the Company did not perform any cyclic steam injection during the quarter, this resulted in field wide production dropping to approximately 30-50 barrels of oil per day. The Company anticipates steaming up to 6 wells during the second quarter with a goal of exiting the second quarter at 80-100 barrels of oil per day.

On May 1, 2019 the Company’s CEO & President tendered his resignation.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown on the accompanying consolidated financial statements, the Company has incurred an accumulated deficit and working capital deficit in the amount of $13,820,653 and $6,510,999, respectively, as of March 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2019 and March 31, 2018

During the three-month period ended March 31, 2019 we generated $175,592 from the sale of oil. During the three-month period ended March 31, 2018 we generated $212,554 from the sale of oil.

Operating expenses totaled $502,823 during the three-month period ended March 31, 2019 which was a decrease of $250,170 over the period ended March 31, 2018. Operating expenses consisted of lease operating expense, general and administrative costs, amortization and depreciation, professional fees, and executive compensation. The decrease in revenue arose from the Company’s decision to not cyclic steam wells during a period of higher than normal natural gas prices.

General and administrative fees decreased from $73,126 to $56,806 from the three-month period ended March 31, 2018 to the three-month period ended March 31, 2019. This decrease was primarily due less marketing, meals and entertainment expenses.

Professional fees decreased from $80,645 to $21,973 from the three-month period ended March 31, 2018 to the three-month period ended March 31, 2019. The decrease was primarily due to a reduction in legal costs, engineering services, and accounting services provided to the Company.

Executive compensation remained the same at $180,000 from the three-month period ended March 31, 2018 to the three-month period ended March 31, 2019.

Liquidity and Capital Resources

The Company has established a capital budget for 2019 of $3,000,000 to drill up to 10 wells. The Company’s ability to complete this capital budget will be highly dependent on oil prices and access to capital.

As of March 31, 2019, the Company had $144,749  of current assets; of this amount $94,322 was cash. The following table provides detailed information about the net cash flow for the quarters ended March 31, 2019 and March 31, 2018 as presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(54,630)	$(508,017)
Net cash used in investing activities	(9,218)	(939,198)
Net cash provided by financing activities	71,729	926,383
Net change in cash and restricted cash	7,881	(520,832)
Cash and restricted cash, beginning of period	286,441	972,103
Cash and restricted cash, end of period	$294,322	$451,271

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in     investing activities consisted of drilling expenses and facility upgrades on oil and gas properties of $9,218 on the Company’s properties.

Financing activities

The net cash provided by financing activities consisted of proceeds from the preferred stock offering, totaling $100,000.

The Company made payments of $17,293 in the period ending March 31, 2019 to auto loans and the financing of insurance premiums.

As of March 31, 2019, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A. to Part I of Form 10-K for the year ended December 31, 2018 (filed April 16, 2019) to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances pursuant to Subscription Agreements

In March of 2017, the Company filed the appropriate paperwork with the State of Nevada, authorizing the issuance of up to 500,000 shares of Series A Preferred Stock, 500,000 shares of Series B Preferred Stock and 500,000 shares of Series C Preferred Stock. The Company also increased the authorized amount of common shares from 100,000,000 to 300,000,000. As of March 31st, 2019, we have issued 400,615 of Series A Preferred Shares, and zero shares of Series B or C.

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

Option Grants

Our option grants are described in Form 10-K for the year ended December 31, 2018 (filed April 16, 2019) to which reference is made herein.

Subsequent Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended March 31, 2019.

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

Our employment agreements with executive officers are described in Form 10-K for the year ended December 31, 2018 (filed April 16, 2019) to which reference is made herein.

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

CITADEL EXPLORATION, INC.

Date: May 20, 2019	By:	/S/ Philip McPherson
Philip McPherson
Chief Financial Officer
(Principal Executive Officer and duly authorized signatory)