Form 10-Q
period 2019-06-30
Citadel Exploration, Inc.
filed 2019-08-19
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________________________________________

Form 10-Q

___________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 19, 2019 was 48,956,151 shares.

CITADEL EXPLORATION, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2018

 i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CITADEL EXPLORATION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$—	$86,441
Accounts receivable	64,116	135,824
Prepaid expenses	72,258	32,633
Total current assets	136,374	254,898

Long term assets Right-of-use asset	42,272	—
Deposits	35,100	35,100
Restricted cash	200,000	200,000
Oil and gas properties (successful efforts basis) Proved, net	5,586,663	5,685,535
Unproved	843,574	1,172,034
Fixed asset, net	59,505	67,326

Total assets	$6,903,488	$7,414,893

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,855,606	$2,657,590
Accrued interest payable	568,308	390,224
Drilling obligation, net of discount of $0 and $42,000 as of June 30, 2019 and December 31, 2018 respectively	700,677	676,060
Notes payable, net of unamortized discount	2,462,642	2,353,003
Notes payable, related party	50,000	—
Operating lease liability	42,272	—
Production payment liability - related party	300,000	300,000
Total current liabilities	6,979,505	6,376,877

Asset retirement obligation	257,485	250,358

Total liabilities	7,236,990	6,627,235

Stockholders' equity(deficit)
Common stock, $0.001 par value, 300,000,000 shares authorized, 48,956,151 and 45,000,004 shares issued and outstanding as of June 30, 2019 and December 31, 2018 respectively	48,957	45,000
Series A Preferred stock, $20.00 par value, 500,000 shares authorized, 400,615 and 395,615 shares issued and outstanding as of June 30, 2019 and December 31, 2018 respectively	8,012,300	7,912,300
Additional paid-in capital	6,146,914	6,150,871
Accumulated deficit	(14,541,673)	(13,320,513)
Total stockholders' equity(deficit)	(333,502)	787,658

Total liabilities and stockholders' equity(deficit)	$6,903,488	$7,414,893

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months		For the six months
	ended		ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$75,492	$384,444	$251,084	$607,318
Operating expenses:
Lease operating expense	105,940	184,365	274,960	474,375
General and administrative	56,587	71,513	113,393	144,639
Depreciation, depletion and accretion	39,084	166,826	114,108	272,298
Professional fees	34,145	61,642	56,118	142,286
Executive compensation	120,000	180,000	300,000	360,000
Impairment of oil and gas properties	328,460	—	328,460	—
Total operating expenses	684,216	664,346	1,187,039	1,393,598

Other expenses:
Interest expense	(112,296)	(107,123)	(285,205)	(146,553)
Total other expenses	(112,296)	(107,123)	(285,205)	(146,553)
Loss before provision for income taxes	(721,020)	(387,025)	(1,221,160)	(932,833)
Income tax benefit	—	—	—	—
Net Loss	$(721,020)	$(387,025)	$(1,221,160)	$(932,833)

Series A preferred stock dividends	(199,759)	(197,266)	(395,514)	(392,055)
Net loss attributable to common stockholders	$(920,779)	$(584,291)	$(1,616,674)	$(1,324,888)

Weighted average number of common shares - outstanding - basic and diluted	48,164,922	45,000,000	48,164,922	44,863,194
Net loss per share – basic and diluted	$(0.02)	$(0.01)	(0.03)	$(0.03)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Three Months Ended June 30, 2019

					Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Amount	Deficit	(Deficit)
Balance at March 31, 2019	48,956,151	$48,957	400,615	$8,012,300	$6,146,914	$(13,820,653)	$387,518
Net loss	—	—	—	—	—	(721,020)	(721,020)
Balance at June 30, 2019	48,956,151	$48,957	400,615	$8,012,300	$6,146,914	$(14,541,673)	$(333,502)

Six Months Ended June 30, 2019

					Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Amount	Deficit	(Deficit)
Balance at December 31, 2018	45,000,004	$45,000	395,615	$7,912,300	$6,150,871	$(13,320,513)	$787, 658
Common shares issued for special preferred stock dividend	3,956,147	3,957	—	—	(3,957)	—	—
Preferred shares issued for cash	—	—	5,000	100,000	—	—	100,000
Net loss	—	—	—	—	—	$(1,221,160)	$(1,221,160)
Balance at June 30, 2019	48,956,151	$48,957	400,615	$8,012,300	$6,146,914	$(14,541,673)	$(333,502)

Three Months Ended June 30, 2018

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Amount	Deficit	Equity
Balance at March 31, 2018	45,000,004	$45,000	395,615	$7,912,300	$5,959,407	$(11,334,297)	$2,582,410
Net loss	—	—	—	—	—	(387,025)	(387,025)
Balance at June 30, 2018	45,000,004	$45,000	395,615	$7,912,300	$5,959,407	$(11,721,322)	$2,195,385

Six Months Ended June 30, 2018

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Amount	Deficit	Equity
Balance at December 31, 2017	44,449,742	$44,450	394,365	$7,887,300	$5,691,239	$(10,788,489)	$2,834,500
Common shares issued for services rendered	450,262	450	—	—	89,601	—	90,051
Common shares issued to settle bonus payable	100,000	100			19,900		20,000
Preferred shares issued for cash	—	—	1,250	25,000	—	—	25,000
Warrants issued on debt					158,667		158,667
Net loss	—	—	—	—	—	$(932,833)	$(932,833)
Balance at June 30, 2018	45,000,004	$45,000	395,615	$7,912,300	$5,959,407	$(11,721,322)	$2,195,385

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months
	Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,221,160)	$(932,833)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of oil and gas properties	328,460	—
Noncash operating lease expense	49,959	—
Depreciation, depletion and accretion	114,108	272,298
Stock based compensation expense	—	90,051
Amortization of debt discount	104,923	88,622
Changes in operating assets and liabilities:
Decrease in operating lease obligations	(49,959)	—
Decrease (increase) in other receivable	71,708	(110,422)
Increase in deposits	—	(25,000)
Decrease in prepaid expenses	34,566	10,814
Increase in accrued interest payable	178,084	54,585
Increase in accounts payable and accrued payables	211,806	18,283
Net cash used in operating activities	(177,505)	(533,602)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(14,078)	(1,219,186)
Purchase of fixed assets	—	(6,749)
Cash received from disposal of O&G asset	—	131,240
Net cash used in investing activities	(14,078)	(1,094,695)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock, net of costs	100,000	25,000
Proceeds from notes payable, related party	50,000	—
Proceeds from notes payable	—	920,612
Payments to drilling liability	(17,383)	(34,871)
Repayments of notes payable	(27,475)	(35,170)
Net cash provided by financing activities	105,142	875,571
Net decrease in cash and restricted cash	(86,441)	(752,726)
Cash and restricted cash at beginning of year	286,441	972,103
Cash and restricted cash at end of the period	$200,000	$219,377

Supplemental disclosures of cash flow information:
Income taxes paid	$—	$—
Interest paid	—	—

Non-cash investing and financing activities:
Right-of-use asset and operating lease obligation recognized upon adoption of Topic 842	92,231	—
Shares issued to pay off bonus payable	—	20,000
Common shares issued for preferred dividends in 2019	3,957	—
Accrued interest payable rolled over to senior loan facility	—	229,388
Debt discount from warrants issued on debt	—	158,667
Asset retirement obligation	—	12,128
Non-cash addition of senior loan facility for payment of San Benito litigation	—	100,000
Reclass of inventory to O&G properties	—	20,107
Insurance premium financing	74,191	69,695

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

As of June 30, 2019, management decided not to renew leases on 328 acres in an area that lacked heavy oil potential.  Consequently, the Company recognized an impairment loss of $328,460 during the three months ended June 30, 2019.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of June 30, 2019 and December 31, 2018.

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

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company has experienced recurring losses resulting in an accumulated deficit and a working capital deficit as of June 30, 2019 of $14,541,673 and $6,843,131, respectively. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing. These factors raised substantial doubt as to the Company’s ability to continue as a going concern.

There can be no assurance that the Company will be successful to raise sufficient cash to operate over the 12 months immediately following the issuance of its financial reports.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or debt    and, ultimately, the achievement of significant operating revenues. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – OIL AND GAS PROPERTIES

Oil and natural gas properties, buildings and equipment consist of the following:

	June 30, 2019	December 31, 2018
Oil and Natural Gas:
Proved properties	$4,122,228	$4,121,940
Unproved properties	843,574	1,172,034
Facilities	2,231,561	2,231,561
	7,197,363	7,525,535

Less - accumulated depreciation, depletion, and amortization	(767,126)	(667,966)
	$6,430,237	$6,857,569

For the six months ended June 30, 2019 and June 30, 2018 total depletion expense amounted to $99,160 and $250,951, respectively.

During the second quarter, the Company decided not to renew leases on 328 acres in an area that lacked heavy oil potential. Consequently, the Company recognized an impairment loss of $328,460 during the three months ended June 30, 2019.

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 4 – CASH AND RESTRICTED CASH

Amounts in consolidated balance sheets included as cash and restricted cash on the Company’s consolidated statements of cash flows are as follows:

	June 30, 2019	December 31, 2018

Cash	$—	$86,441
Restricted cash – long term	200,000	200,000
Total cash and restricted cash	$200,000	$286,441

Restricted cash consists of one bond totaling $200,000 as of June 30, 2019. This bond was required in the normal course of business in the oil and gas industry. The bond totaling $200,000 was purchased in August 2015 following the acquisition of the Kern Bluff Oil Field. This was a blanket bond, which will cover 50 wells.

NOTE 5 – DEPOSITS

The Company had deposits of $35,100 for June 30, 2019 and December 31, 2018. As of June 30, 2018, the Company had a $25,000 deposit in natural gas purchases. The remaining $10,100 were deposits incurred in prior years for rental of office space.

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2019	December 31, 2018
Note payable to an entity for the financing of insurance premiums, unsecured; 7.99% interest, due March 2019	—	13,939
Note payable to an entity for the financing of insurance premiums, unsecured; 8.63% interest, due March 2020	$67,662
		—
Senior Secured Facility Loan 10% interest; due March 31, 2019.	2,350,000	2,350,000
Unamortized debt discount	—	(62,924)
Note payable, related party, 15% simple interest, due November 16, 2019	50,000	—

Note payable to an entity for the financing of a company vehicle, secured; 4.95% interest, due October 2022	21,959	25,598
Note payable to an entity for the financing of a company vehicle, secured; 4.95% interest, due November 2022	23,021	26,390
Total – Notes Payable	$2,512,642	$2,353,003

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 6 – NOTES PAYABLE (CONTINUED)

In March of 2018, the Company closed on a $3,000,000 senior secured credit facility. The facility bears 10% interest and has a one-year term. For every two dollars drawn on the facility, the investor receives one five-year warrant to purchase common stock at a price of $0.10. The Company has drawn down $2,350,000 on the facility and issued 1,175,000 warrants. The warrants were valued using the relative fair value and the amount recorded as a debt discount amortized over the life of the line of credit using effective interest method. Future drawdowns are at the discretion of the lender. The senior secured facility is secured by a deed of trust on the Kern Bluff Oil Field. Proceeds from the first draw where used to retire the previous bridge loan and accrued interest. Subsequent draws were used for general corporate purposes. The facility required the Company to achieve $1,000,000 in EBITDA as of December 31, 2018, which it did not attain. As such, the Company was in default of the facility’s covenants as of January 1, 2019 requiring the Company to pay a default interest rate of 15%. As of June 30, 2019, the Company was in default on its loan. At this time, the Company has not been able to refinance the loan and remains in default.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300,000,000 shares of its $0.001 par value common stock.

The Company is authorized to issue 500,000 shares of Series A Convertible Participating Preferred Stock.

In January of 2019, we issued 3,956,147 shares of our common stock valued at $0.20 as a dividend payment on our Series A Preferred Stock.

In March of 2019, we sold an additional 5,000 shares of Series A Convertible Participating Preferred Stock for cash proceeds of $100,000.

NOTE 8 – STOCK OPTION PLAN

The following is a summary of the status of all of the Company’s stock options as of December 31, 2018 and changes during the six months ended June 30, 2019:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2018	10,000,000	$0.20	$—	2.48
Exercisable at December 31, 2018	10,000,000	$0.20	$—	2.48
Outstanding at June 30, 2019	10,000,000	$0.20	$—	1.98
Exercisable at June 30, 2019	10,000,000	$0.20	$—	1.98

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 – WARRANTS

The Company did not issue any new warrants during the six months ended June 30, 2019. Warrant activity for the six months ended June 30, 2019 is as follows:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2018	1,175,000	$0.10	4.34
Granted	—	$0.00	—
Exercised	—	$0.00	—
Outstanding at June 30, 2019	1,175,000	$0.10	3.85

NOTE 10 – RELATED PARTY TRANSACTIONS

During the period the Company did not have any purchases of equipment from related parties; historically the Company had purchased oil field equipment from one of its board members. As of June 30, 2019, and December 31, 2018, the Company had a production payment liability of $300,000 outstanding to a related party. The Company also has accrued interest related to a loan of $233,085 due to a related party. On May 20, 2019, the Company received a note payable in the amount of $50,000 with 15% interest, maturing on November 16, 2019.

NOTE 11 – DRILLING OBLIGATION

The Company entered into a joint venture agreement with investors to drill two wells in the fourth quarter of 2017. The $700,000 liability has an 18% rate of return. The Company originally booked a debt discount of $126,000 on this obligation which was amortized over a period of 18 months. Amortization of debt discount for each of the six months ended June 30, 2019 and 2018 amounted to $42,000 respectively.

NOTE 12 – SUBSEQUENT EVENTS

On August 8, 2019 the Company was loaned $50,000 by a related party in the form of a 180-day unsecured bridge loan bearing interest at 15%.

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

On May 1, 2019 the Company’s CEO and President tendered his resignation.

In the second quarter of 2019, the Company did not perform any cyclic steaming operations due to a lack of capital. As such field wide production has dropped to below 20 barrels per day. The Company is currently pursuing several options to raise capital and or form a joint venture which will allow the Company to steam up to 12 wells and potentially drill 4 new wells prior to year-end. Given the current capital market environment for energy producers the ability to raise capital and form joint ventures has been extremely difficult.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown on the accompanying consolidated financial statements, the Company has incurred an accumulated deficit and working capital deficit in the amount of $14,541,673 and $6,843,131, respectively, as of June 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended June 30, 2019 and June 30, 2018

During the three-month period ended June 30, 2019 and June 30, 2018, the Company generated $75,492 and $384,444, respectively, from the sale of oil. During the six-month period ended June 30, 2019 and June 30, 2018, the Company generated $251,084 and $607,318, respectively, from the sale of oil. The decrease in revenue for the three and six months ending June 30, 2019 arose from the Company’s decision to not cyclic steam wells due to lower than expected capital

Operating expenses totaled $684,216 during the three-month period ended June 30, 2019 which was an increase of $19,870 over the period ended June 30, 2018. Operating expenses totaled $1,187,039 during the six-month period ended June 30, 2019 which was a decrease of $206,559 over the period ended June 30, 2018. Operating expenses consisted of lease operating expense, general and administrative costs, amortization and depreciation, professional fees, and executive compensation. This decrease in operating expenses is detailed below.

General and administrative fees decreased from $71,513 to $56,587 from the three-month period ended June 30, 2018 to the three-month period ended June 30, 2019. For the six-month period ended June 30, 2019, general and administrative fees decreased by $31,246 over the six-month period ended June 30, 2018. This decrease for both three- and six month periods was primarily due to less marketing, meals and entertainment expenses.

Depreciation, depletion and amortization decreased from $272,298 to $114,108 for the six-month period ended June 30, 2018 to June 30, 2019 and decreased from $166,826 to $39,084 for the three-month period ended June 30, 2018 to June 30, 2019 primarily due to a decrease in overall production.

Professional fees decreased from $61,642 to $34,145 from the three-month period ended June 30, 2018 to the three-month period ended June 30, 2019. For the six-month period ended from June 30, 2018 to the six-month period ended June 30, 2019, professional fees decreased from $142,286 to $56,118. The decrease for both three- and six-month periods was primarily due to a reduction in legal costs, engineering services, and accounting services provided to the Company.

Executive compensation decreased to $120,000 from $180,000 for the three-month period ended June 30, 2018 to the three-month period ended June 30, 2019 due to the resignation of the Company’s CEO and President on May 1, 2019. For the six-month period ended June 30, 2018 to the six-month period ended June 30, 2019, professional fees decreased from $360,000 to $300,000.

Liquidity and Capital Resources

The Company has established a capital budget for the balance of 2019 of $1,500,000 to drill up to 4 wells and steam 12 wells. The Company’s ability to complete this capital budget will be highly dependent on oil prices and access to capital.

As of June 30,2019, the Company had $136,374 of current assets. The following table provides detailed information about the net cash flow for the six months ended June 30, 2019 and June 30, 2018 as presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(177,505)	$(533,602)
Net cash used in investing activities	(14,078)	(1,094,695)
Net cash provided by financing activities	105,142	875,571
Net change in cash and restricted cash	(86,441)	(752,726)
Cash and restricted cash, beginning of period	286,441	972,103
Cash and restricted cash, end of period	$200,000	$219,377

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the balance sheet and statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in investing activities consisted of drilling expenses and facility upgrades on oil and gas properties of $14,078 on the Company’s properties.

Financing activities

The net cash provided by financing activities for the three- and six-month period ending June 30, 2019, consisted of proceeds from an unsecured bridge loan from a related party totaling $50,000 and proceeds from preferred stock offering in the amount of $100,000.

The Company made payments of $27,475 in the six-month period ending June 30, 2019 to auto loans and the financing of insurance premiums.

As of June 30, 2019, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

Without cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully develop our Kern Bluff Oil Field, and/or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Philip McPherson, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation and assessment, Mr. Philip McPherson concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances pursuant to Subscription Agreements

In March of 2017, the Company filed the appropriate paperwork with the State of Nevada, authorizing the issuance of up to 500,000 shares of Series A Preferred Stock, 500,000 shares of Series B Preferred Stock and 500,000 shares of Series C Preferred Stock. The Company also increased the authorized amount of common shares from 100,000,000 to 300,000,000. As of June 30, 2019, we have issued 400,615 of Series A Preferred Shares, and zero shares of Series B or C.

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

Option Grants

Our option grants are described in Form 10-K for the period ended December 31, 2018 to which reference is made herein.

Subsequent Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended June 30, 2019.

Item 3. Defaults Upon Senior Securities.

The Company is currently in default on its Senior Secured Lending Facility in the amount of $2,350,000.

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

CITADEL EXPLORATION, INC.

Date: August 19, 2019	By:	/s/ Philip McPherson
Philip McPherson
Interim CEO & Chief Financial Officer
(Principal Executive Officer and duly authorized signatory)