Form 10-Q
period 2019-09-30
Citadel Exploration, Inc.
filed 2019-11-19
CIK 1482075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________________________________________

Form 10-Q

___________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 19, 2019 was 48,956,151 shares.

CITADEL EXPLORATION, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

 i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

CITADEL EXPLORATION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$5,741	$86,441
Accounts receivable	—	135,824
Prepaid expenses and other current assets	56,798	32,633
Total current assets	62,539	254,898

Long term assets Right-of-use asset	15,372	—
Deposits	35,100	35,100
Restricted cash	200,000	200,000
Oil and gas properties (successful efforts basis) Proved, net	5,564,531	5,685,535
Unproved	—	1,172,034
Fixed asset, net	55,594	67,326

Total assets	$5,933,136	$7,414,893

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,908,376	$2,657,590
Accrued interest payable	661,460	390,224
Drilling obligation, net of discount of $0 and $42,000 as of September 30, 2019 and December 31, 2018 respectively	698,154	676,060
Notes payable, net of unamortized discount	2,444,457	2,353,003
Notes payable, related party	119,000	—
Operating lease liability	15,372	—
Production payment liability - related party	300,000	300,000
Total current liabilities	7,146,818	6,376,877

Asset retirement obligation	261,174	250,358

Total liabilities	7,407,992	6,627,235

Stockholders' equity(deficit)
Common stock, $0.001 par value, 300,000,000 shares authorized, 48,956,151 and 45,000,004 shares issued and outstanding as of September 30, 2019 and December 31, 2018 respectively	48,957	45,000
Series A Preferred stock, $20.00 par value, 500,000 shares authorized, 400,615 and 395,615 shares issued and outstanding as of September 30, 2019 and December 31, 2018 respectively	8,012,300	7,912,300
Additional paid-in capital	6,146,914	6,150,871
Accumulated deficit	(15,683,027)	(13,320,513)
Total stockholders' equity(deficit)	(1,474,856)	787,658

Total liabilities and stockholders' equity(deficit)	$5,933,136	$7,414,893

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months		For the nine months
	ended		ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$28,404	$320,774	$279,488	$928,092
Operating expenses:
Lease operating expense	62,986	202,562	337,946	676,937
General and administrative	38,504	75,204	151,897	219,843
Depreciation, depletion and accretion	20,594	135,387	134,702	407,685
Professional fees	19,908	40,951	76,026	183,237
Executive compensation	90,000	180,000	390,000	540,000
Impairment of oil and gas properties	843,574	—	1,172,034	—
Total operating expenses	1,075,566	634,104	2,262,605	2,027,702

Other expenses:
Interest expense	(94,192)	(110,210)	(379,397)	(256,763)
Total other expenses	(94,192)	(110,210)	(379,397)	(256,763)
Loss before provision for income taxes	(1,141,354)	(423,540)	(2,362,514)	(1,356,373)
Income tax benefit	—	—	—	—
Net Loss	$(1,141,354)	$(423,540)	$(2,362,514)	$(1,356,373)

Series A preferred stock dividends	(201,954)	(199,433)	(597,468)	(591,488)
Net loss attributable to common stockholders	$(1,343,308)	$(622,973)	$(2,959,982)	$(1,947,861)

Weighted average number of common shares - outstanding - basic and diluted	48,956,151	45,000,000	48,956,151	44,907,286
Net loss per share – basic and diluted	$(0.02)	$(0.01)	(0.06)	$(0.04)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Three Months Ended September 30, 2019

					Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Amount	Deficit	(Deficit)
Balance at June 30, 2019	48,956,151	$48,957	400,615	$8,012,300	$6,146,914	$(14,541,673)	$(333,502)
Net loss	—	—	—	—	—	(1,141,354)	(1,141,354)
Balance at September 30, 2019	48,956,151	$48,957	400,615	$8,012,300	$6,146,914	$(15,683,027)	$(1,474,856)

Nine Months Ended September 30, 2019

					Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Amount	Deficit	(Deficit)
Balance at December 31, 2018	45,000,004	$45,000	395,615	$7,912,300	$6,150,871	$(13,320,513)	$787, 658
Common shares issued for special preferred stock dividend	3,956,147	3,957	—	—	(3,957)	—	—
Preferred shares issued for cash	—	—	5,000	100,000	—	—	100,000
Net loss	—	—	—	—	—	$(2,362,514)	$(2,362,514)
Balance at September 30, 2019	48,956,151	$48,957	400,615	$8,012,300	$6,146,914	$(15,683,027)	$(1,474,856)

Three Months Ended September 30, 2018

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Amount	Deficit	Equity
Balance at June 30, 2018	45,000,004	$45,000	395,615	$7,912,300	$5,959,407	$(11,721,322)	$2,195,385
Warrants issued on debt	—	—	—	—	55,421	—	55,421
Net loss	—	—	—	—	—	(423,540)	(423,540)
Balance at September 30, 2018	45,000,004	$45,000	395,615	$7,912,300	$6,014,828	$(12,144,862)	$1,827,266

Nine Months Ended September 30, 2018

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Amount	Deficit	Equity
Balance at December 31, 2017	44,449,742	$44,450	394,365	$7,887,300	$5,691,239	$(10,788,489)	$2,834,500
Common shares issued for services rendered	450,262	450	—	—	89,601	—	90,051
Common shares issued to settle bonus payable	100,000	100	—	—	19,900	—	20,000
Preferred shares issued for cash	—	—	1,250	25,000	—	—	25,000
Warrants issued on debt	—	—	—	—	214,088	—	214,088
Net loss	—	—	—	—	—	$(1,356,373)	$(1,356,373)
Balance at September 30, 2018	45,000,004	$45,000	395,615	$7,912,300	$6,014,828	$(12,144,862)	$1,827,266

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CITADEL EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months
	Ended
	September 30
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,362,514)	$(1,356,373)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of oil and gas properties	1,172,034	—
Noncash operating lease expense	76,859	—
Depreciation, depletion and accretion	134,702	407,684
Stock based compensation expense	—	90,051
Amortization of debt discount	104,923	151,807
Changes in operating assets and liabilities:
Decrease in operating lease obligations	(76,859)	—
Decrease (increase) in accounts receivable	135,824	(260,957)
Increase in deposits	—	(25,000)
Decrease in prepaid expenses and other current assets	50,026	33,337
Increase in accrued interest payable	271,236	100,557
Increase in accounts payable and accrued payables	286,339	329,857
Net cash used in operating activities	(207,430)	(529,037)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(26,704)	(1,383,024)
Purchase of fixed assets	—	(6,749)
Cash received from disposal of O&G asset	—	131,240
Net cash used in investing activities	(26,704)	(1,258,533)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock, net of costs	100,000	25,000
Proceeds from notes payable, related party	119,000	—
Proceeds from notes payable	—	1,420,612
Payments to drilling liability	(19,906)	(62,258)
Repayments of notes payable	(45,660)	(60,506)
Net cash provided by financing activities	153,434	1,322,848
Net decrease in cash and restricted cash	(80,700)	(464,722)
Cash and restricted cash at beginning of year	286,441	972,103
Cash and restricted cash at end of the period	$205,741	$507,381

Supplemental disclosures of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$3,057

Non-cash investing and financing activities:

Reclass of inventory to O&G properties	—	20,107
Right-of-use asset and operating lease obligation recognized upon adoption of Topic 842	92,231	—
Shares issued to pay off bonus payable	—	20,000
Common shares issued for preferred dividends in 2019	3,957	—
Accrued interest payable rolled over to senior loan facility	—	229,388
Debt discount from warrants issued on debt	—	214,087
Asset retirement obligation	—	12,128
Non-cash addition of senior loan facility for payment of San Benito litigation	—	100,000
Insurance premium financing	74,191	70,744

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

As of September 30, 2019, management decided to impair all unproved oil and gas properties. This decision was driven by the fact that the Company is currently in default on its senior secured loan, and as such the lender through court order has appointed a third-party trustee to oversee operations at the Kern Bluff Oil Field. Without operational control, management felt it was prudent to impair these unproved leases as the Company will not be in the position to renew leases and or develop the leases in the near term. Consequently, the Company recognized an impairment loss of $1,172,034 for the nine months ended September 30, 2019.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of September 30, 2019 and December 31, 2018.

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

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company has experienced recurring losses resulting in an accumulated deficit and a working capital deficit as of September 30, 2019 of $15,683,027 and $7,084,279, respectively. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing. These factors raised substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 3 – OIL AND GAS PROPERTIES

Oil and natural gas properties, buildings and equipment consist of the following:

	September 30, 2019	December 31, 2018
Oil and Natural Gas:
Proved properties	$4,113,090	$4,121,940
Unproved properties	—	1,172,034
Facilities	2,231,561	2,231,561
	6,344,651	7,525,535

Less - accumulated depletion	(780,120)	(667,966)
	$5,564,531	$6,857,569

For the nine months ended September 30, 2019 and September 30, 2018 total depletion expense amounted to $112,154 and $378,912 respectively.

During the nine months ending September 30, 2019, given the annual lease payments coupled with the Company being in default on its senior secured loan facility, the Company has decided to impair all remaining unproved properties. Consequently, the Company recognized an impairment loss of $1,172,034 of which $328,460 was recognized in the second quarter of 2019 and the remaining $843,574 was recognized during the three months ended September 30, 2019.

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 4 – CASH AND RESTRICTED CASH

Amounts in consolidated balance sheets included as cash and restricted cash on the Company’s consolidated statements of cash flows are as follows:

	September 30, 2019	December 31, 2018

Cash	$5,741	$86,441
Restricted cash – long term	200,000	200,000
Total cash and restricted cash	$205,741	$286,441

Restricted cash consists of one bond totaling $200,000 as of September 30, 2019. This bond was required in the normal course of business in the oil and gas industry. The bond totaling $200,000 was purchased in August 2015 following the acquisition of the Kern Bluff Oil Field. This was a blanket bond, which will cover 50 wells.

NOTE 5 – DEPOSITS

The Company had deposits of $35,100 for September 30, 2019 and December 31, 2018, of which $25,000 was a deposit in natural gas purchases and the remaining $10,100 was incurred for rental of office space.

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2019	December 31, 2018
Note payable to an entity for the financing of insurance premiums, unsecured; 7.99% interest, due March 2019	—	13,939
Note payable to an entity for the financing of insurance premiums, unsecured; 8.63% interest, due March 2020	$52,232
		—
Senior Secured Facility Loan 10% interest; due March 31, 2019.	2,350,000	2,350,000
Unamortized debt discount	—	(62,924)
3 Notes payable, related party, 15% simple interest, due November 16, 2019, February 4, 2020, and March 23, 2020	119,000	—

Note payable to an entity for the financing of a company vehicle, secured; 4.95% interest, due October 2022	20,888	25,598
Note payable to an entity for the financing of a company vehicle, secured; 4.95% interest, due November 2022	21,337	26,390
Total – Notes Payable	$2,563,457	$2,353,003

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 6 – NOTES PAYABLE (CONTINUED)

In March of 2018, the Company closed on a $3,000,000 senior secured credit facility. The facility bears 10% interest and has a one-year term. For every two dollars drawn on the facility, the investor receives one five-year warrant to purchase common stock at a price of $0.10. The Company has drawn down $2,350,000 on the facility and issued 1,175,000 warrants. The warrants were valued using the relative fair value and the amount recorded as a debt discount amortized over the life of the line of credit using effective interest method. The unamortized debt discount as of December 31, 2018 of $62,973 was fully amortized during the nine months ended September 30, 2019. Future drawdowns are at the discretion of the lender. The senior secured facility is secured by a deed of trust on the Kern Bluff Oil Field. Proceeds from the first draw where used to retire the previous bridge loan and accrued interest. Subsequent draws were used for general corporate purposes. The facility required the Company to achieve $1,000,000 in EBITDA as of December 31, 2018, which it did not attain. As such, the Company was in default of the facility’s covenants as of January 1, 2019 requiring the Company to pay a default interest rate of 15%. As of September 30, 2019, the Company was in default on its loan. At this time, the Company has not been able to refinance the loan and remains in default.  On September 11, 2019 a court in Kern County, granted the lender’s request to appoint a third-party trustee to oversee the operations at the Kern Bluff Oil Field. Consequently, August’s 2019 gross production revenue receipts were turned over to the third-party trustee on September 15, 2019 amounting to $16,097. As of September 30, 2019, the net receivable from the third-party trustee amounted to $10,624 which is included in the consolidated balance sheet under prepaid expenses and other current assets.

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

NOTE 8 – STOCK OPTIONS

The following is a summary of the status of all of the Company’s stock options as of December 31, 2018 and changes during the nine months ended September 30, 2019:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2018	10,000,000	$0.20	$—	2.48
Exercisable at December 31, 2018	10,000,000	$0.20	$—	2.48
Expired at September 30, 2018	(4,000,000)	$0.20	$—	—
Outstanding at September 30, 2019	6,000,000	$0.21	$—	2.93
Exercisable at September 30, 2019	6,000,000	$0.21	$—	2.93

CITADEL EXPLORATION, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 9 – WARRANTS

The Company did not issue any new warrants during the nine months ended September 30, 2019. Warrant activity for the nine months ended September 30, 2019 is as follows:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2018	1,175,000	$0.10	4.34
Granted	—	$0.00	—
Exercised	—	$0.00	—
Outstanding at September 30, 2019	1,175,000	$0.10	3.60

NOTE 10 – RELATED PARTY TRANSACTIONS

During the period the Company did not have any purchases of equipment from related parties; historically the Company had purchased oil field equipment from one of its board members. As of September 30, 2019, and December 31, 2018, the Company had a production payment liability of $300,000 outstanding to a related party. The Company also has accrued interest related to a loan of $233,085 due to a related party. On May 20, 2019, the Company received a note payable in the amount of $50,000 with 15% interest, maturing on November 16, 2019. Consequently, the May 20, 2019 note is currently in default. On August 12, 2019, the Company received a note payable in the amount of $50,000 with 15% interest, maturing on February 4, 2020. On September 25, 2019, the Company received a note payable in the amount of $19,000 with 15% interest, maturing on March 23, 2020.

NOTE 11 – DRILLING OBLIGATION

The Company entered into a joint venture agreement with investors to drill two wells in the fourth quarter of 2017. The $700,000 liability has an 18% rate of return. The Company originally booked a debt discount of $126,000 on this obligation which was amortized over a period of 18 months. Amortization of debt discount for each of the nine-months ended September 30, 2019 and 2018 amounted to $42,000 and $63,000 respectively.

NOTE 12 – SUBSEQUENT EVENTS

On October 22, 2019 the Company was loaned $50,000 by a related party in the form of a 180-day unsecured bridge loan bearing interest at 15%.

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

On May 1, 2019 the Company’s CEO and President tendered his resignation.

In the third quarter of 2019, the Company did not perform any cyclic steaming operations due to a lack of capital. As such field wide production has dropped to below 10 barrels per day.

On September 11, 2019 the court in Kern County, at the request of our senior secured lender, appointed a third-party trustee to oversee operations at the Kern Bluff Oil Field. The Trustee receives all cash related to the Company’s revenue and is responsible for all expenses related to the field. The Company continues to pursue several options to raise capital and meet its obligations under its senior secured loan. Until that time, the Company does not have control over operations, the receipt of revenues, or the payment of expenses at the oil field.

On September 12, 2019 James Borgna resigned from the Board of Directors at Citadel Exploration Inc.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown on the accompanying consolidated financial statements, the Company has incurred an accumulated deficit and working capital deficit in the amount of $15,683,027 and $7,084,279, respectively, as of September 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas business opportunities.

RESULTS OF OPERATIONS

Results of Operations for the Three and Nine Months Ended September 30, 2019 and September 30, 2018

During the three-month period ended September 30, 2019 and September 30, 2018, the Company generated $28,404 and $320,774, respectively, from the sale of oil. During the nine-month period ended September 30, 2019 and September 30, 2018, the Company generated $279,488 and $928,092, respectively, from the sale of oil. The decrease in revenue for the three and nine-months ending September 30, 2019 arose from the Company’s decision to not cyclic steam wells due to a lack of capital.

Operating expenses totaled $1,075,566 during the three-month period ended September 30, 2019 which was an increase of $441,462 over the three-month period ended September 30, 2018. Operating expenses totaled $2,262,605 during the nine-month period ended September 30, 2019 which was an increase of $234,903 over the nine-period ended September 30, 2018. Operating expenses consisted of lease operating expense, general and administrative costs, amortization and depreciation, professional fees, executive compensation, and impairment expenses. The majority of the increase was due to impairment charges. The Company elected to impair all unproved oil and gas properties as a consequence of being in default of its senior secured loan and its inability to pay annual rentals for those undeveloped leases.

General and administrative expenses decreased from $75,204 to $38,504 from the three-month period ended September 30, 2018 to the three-month period ended September 30, 2019. For the nine-month period ended September 30, 2019, general and administrative expenses decreased by $67,946 over the nine-month period ended September 30, 2018. This decrease for both three- and nine-month periods was primarily due to less marketing, meals and entertainment expenses.

Depreciation, depletion and amortization decreased from $407,685 to $134,702 for the nine-month period ended September 30, 2018 to September 30, 2019 and decreased from $135,387 to $20,594 for the three-month period ended September 30, 2018 to September 30, 2019 primarily due to a decrease in overall production.

Professional fees decreased from $40,951 to $19,908 from the three-month period ended September 30, 2018 to the three-month period ended September 30, 2019. For the nine-month period ended from September 30, 2018 to the nine-month period ended September 30, 2019, professional fees decreased from $183,237 to $76,026. The decrease for both three- and nine-month periods was primarily due to a reduction in legal costs, engineering services, and accounting services provided to the Company.

Executive compensation decreased from $180,000 to $90,000 for the three-month period ended September 30, 2018 to the three-month period ended September 30, 2019 due to the resignation of the Company’s CEO and President on May 1, 2019. For the nine-month period ended September 30, 2018 to the nine-month period ended September 30, 2019, professional fees decreased from $540,000 to $390,000.

Liquidity and Capital Resources

The Company does not currently have a capital budget as it does not have authority to operate the Kern Bluff Oil Field.

As of September 30,2019, the Company had $62,539 of current assets. The following table provides detailed information about the net cash flow for the nine months ended September 30, 2019 and September 30, 2018 as presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings from related parties and an unrelated third party.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(207,430)	$(529,037)
Net cash used in investing activities	(26,704)	(1,258,533)
Net cash provided by financing activities	153,434	1,322,848
Net change in cash and restricted cash	(80,700)	(464,722)
Cash and restricted cash, beginning of period	286,441	972,103
Cash and restricted cash, end of period	$205,741	$507,381

Operating activities

The net loss in the period was greater than the non-cash adjustments to reconcile the changes in the consolidated balance sheet and consolidated statement of operations, which is the reason cash used in operating activities was negative.

Investing activities

The net cash used in investing activities consisted of drilling expenses and facility upgrades on oil and gas properties of $26,704 on the Company’s properties.

Financing activities

The net cash provided by financing activities for the three- and nine-month period ended September 30, 2019, consisted of proceeds from three unsecured bridge loans from a related party, Round Rock Development Partners, L.P., totaling $119,000 and proceeds from preferred stock offering in the amount of $100,000.

The Company made payments of $45,660 in the nine-month period ended September 30, 2019 to auto loans and the financing of insurance premiums.

As of September 30, 2019, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

This item is not applicable as we are currently considered a smaller reporting company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances pursuant to Subscription Agreements

In March of 2017, the Company filed the appropriate paperwork with the State of Nevada, authorizing the issuance of up to 500,000 shares of Series A Preferred Stock, 500,000 shares of Series B Preferred Stock and 500,000 shares of Series C Preferred Stock. The Company also increased the authorized amount of common shares from 100,000,000 to 300,000,000. As of September 30, 2019, we have issued 400,615 of Series A Preferred Shares, and zero shares of Series B or C.

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

Subsequent Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 6, 2006 through the period ended September 30, 2019.

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

CITADEL EXPLORATION, INC.

Date: November 19, 2019	By:	/s/ Philip McPherson
Philip McPherson
Interim CEO & Chief Financial Officer
(Principal Executive Officer and duly authorized signatory)